Form 10KSB
period 2000-12-31
I TELECO COM INC
filed 2001-04-12
CIK 1128723

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the

                         SECURITIES EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2000

                               Commission File #0-32033

                               I-TELECO.COM, INC.
             (Exact name of registrant as specified in its charter)

                                     Florida

         (State or other jurisdiction of incorporation or organization)

                                   65-0928369
                      (IRS Employer Identification Number)

              1221 Brickell Avenue, Suite 900, Miami, Florida 33131
               (Address of principal executive offices )(Zip Code)

                                  (305)358-3678
                (Registrant's telephone no., including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2000: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 12, 2001, was: $N/A

Number of shares of the registrant's common stock outstanding as of April 12, 2001 was: 19,014,120

Transfer Agent as of April 12, 2001:     Corporate Stock Transfer
                                         3200 Cherry Creek Drive, Suite 430
                                         Denver, Colorado 80209

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT. We were incorporated under the name Mastertel, Inc. in the State of Florida on December 16, 1998 as a wholly owned subsidiary of i-Incubator.com, Inc., a public company trading on the NASDAQ OTC Electronic Bulletin Board. On December 2, 1999, the Company filed a Certificate of Amendment changing the name of the Company to i-Teleco.com, Inc.

We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

BUSINESS OF ISSUER. We are a development stage company which will provide telecommunications services in various markets throughout the United States. The result is that we anticipate that we will become a provider of local and long distance telephone services and related services. Ultimately, we intend to provide local and long distance services plus Internet access, Personnel Communications Services ("PCS"), cellular, paging, facsimile, enhanced calling cards, prepaid phone cards and calling cards and video communications services. We also intend to qualify as an "Integrated Communications Provider" ("ICP") under the Federal Telecommunications Act of 1996 (the "Telecommunications Act"). Under the Telecommunications Act, such ICPs can offer cellular, PCS, paging, voice mail, and a host of other telecommunications services along with local and long distance service. We intend to target its services to small and mid-size commercial end users.

Presently, we have received our licenses to operate as a local and long distance reseller in Texas, California, New York and Florida. i-Teleco intends to apply for local reseller licenses in other states. In addition, we own our own domain name www.i-Teleco.com.

i-Teleco anticipates becoming a global provider of long distance telecommunications and inter- connectivity solutions. i-Teleco anticipates that it will leverage a robust infrastructure, state of the art telephony architecture and its relationship with anticipated business partners to deliver high quality voice and data distribution products. i-Teleco will take advantage of management's expertise in growing revenues by extending the company's anticipated strategic partner network, by negotiating reseller agreements with premier carriers and by making strategic acquisitions of regional telecommunication companies.

The Company anticipates that the aforementioned initiatives will position i-Teleco to take advantage of economies of scale: thereby reducing i-Teleco's expense base and enabling i-Teleco to offer competitive rates to their customers. In addition, by co-sourcing, and in some cases, outsourcing the administrative functions, i-Teleco will reap additional cost reduction benefits that can then be passed on to the consumer.

The business plan calls for the rapid integration of i-Teleco's acquisitions. The Company anticipates that these acquisitions will not only be in the area of regional telecommunications but may also include telephony hardware and software providers, WAP specialized companies, Internet service providers, calling card marketing firms and telecom hotels. The goal of these acquisitions is to extend the reach of i-Teleco's market and to increase the number of products and services the company will provide. Through the anticipated successful vertical integration of acquisitions and i-Teleco developed products, the company will be in a position to offer their customers a comprehensive suite of inter-connectivity solutions.

i-Teleco's vision is to offer a wide range of products and services to customers who have growing telecommunication based requirements. On one level, i-Teleco anticipates it will take care of the customer's long distance and other connectivity requirements. On another level, i-Teleco will attempt to provide the customer with a resource for navigating through the complex and ever changing world of converging communication technologies. In a sense, i-Teleco intends to become a virtual business partner who can ensure the highest quality and most reliable solutions for today's business and residential telecommunications.

The aforementioned points translate into the following mission statements:

       1.       Enhance proven models with a coherent consumer plan:
       2.       Earn and retain consumer loyalty.
       3.       Eliminate competitive pressures and expand revenues.
       4.       Innovate and add new features to current products.
       5.       Expand market share across the Internet.

i-Teleco's mission is to become a provider of communication and inter-connectivity solutions to business and residential customers. The convergence of voice, data and internet technologies has made it a competitive advantage for companies to harness the synergies that this presents. The key is to translate these technological advances into practical business solutions. Too often telecommunication providers have not mastered the ability to understand a customer's needs and do not realize how daunting the new age of communication can seem.

Presently, traditional carriers dominate both the regional and long distance data transmission markets. New companies who use web-based telephony to increase throughput are gaining market share and making inroads in the traditional long distance and regional communication markets. Calling card marketing firms and other specialty niche companies have been profitable by focusing on target markets and by negotiating favorable terms for the lines they lease from the major carriers. These events have left the market for regional and long distance data transmission both fragmented and without clear standards for the structure or transmittal of data.

It is becoming exceedingly difficult for the smaller regional and specialty telecommunications firms to compete with the larger carriers. Clients would rather deal with a telecommunications firm that can supply all of their data transmission needs and not just a particular segment. The reasons are obvious: a client does not want to have to manage 4 or 5 separate companies and have to spend time trouble shooting which segment is not working. Although the major telecommunication providers do offer a global reach and nearly end-to-end solutions, customers, particularly small business owners, feel neglected. The major telecommunications providers do not offer the same level of customer service to the small to medium size business owners as they would to their larger corporate clients.

At the same time, those new telecommunications companies that employ web-based technologies are slow to embrace the insatiable need by their clients for customer service. The rapid pace of technological advancement and the ever increasing requirements placed upon the telecommunications provider have sometimes left the customer without adequate recourse for having their needs and problems handled in an efficient manner.

Our marketing strategy will be to provide the consumer or business with a single source for all of their telecommunications needs, all billed on a single invoice. Our customers will receive a "Management Report Style" invoice, one that is easily read and understood on an all-in-one-bill. We will format customer invoices and out-source printing and mailing. The Company is currently working toward a real time Internet bill presentation. Online payment works to our benefit by ensuring prompt payment, no postage expense and minimal bad debt.

Our current business strategy is to provide telecommunications services in the following geographical areas:

New York City, New York      Miami, Florida              Orlando, Florida
San Francisco, California    Los Angeles, California     Dallas, Texas
Las Vegas, Nevada            Chicago, Illinois

We also anticipate that we will grow through acquisitions of income producing telecommunication companies. Acquisitions will be determined based upon the operating structures of the target, including the quality or existence of sales, billing and customer service departments. The Company intends to consolidate the operations of the acquired entities into a single operation resulting in significant cost savings and substantial revenues within a minimal period of time. Operational functions such as billing, customer service and management functions will be centralized, thereby eliminating redundant systems and functions. We will utilize the existing billing and customer services infrastructure of the acquired entities where appropriate, and expand or contract such infrastructure as operations dictate. The Company anticipates that its acquisition strategy will also provide us with immediate revenues which will, upon reaching a certain level, provide the Company with advantages resulting from economies of scale.

Once we have acquired a reseller, we will contact the resellers' customers with a view towards marketing to the customer a host of other telecommunications services we offer. Management believes that its ability to customize telecommunications services and its effective pricing of services, along with the attractiveness of single invoicing, will attract customers and expand current usage by existing customers.

According to the Telecommunication Industry Association, the telecommunications industry has grown more than twice as fast as the U.S. economy; generating nearly $518 billion in spending. The Telecommunication Industry Association report goes on to list the following factors as the reasons for the increased spending:

    -The need to transmit larger volumes of information.

    -Increased spending by small and medium-sized companies. -The desire to integrate voice and data.

    -Greater interoperability of equipment stemming from the development of standards. -The search for cost-effective solutions. -An expanding international market.

The fastest growth has occurred in systems with 1,000 lines or less; this is a clear sign that small and medium sized companies are acquiring the technology previously only available to large companies. Many of these small businesses are becoming broadband subscribers. This has led to an exponential rate of growth for broadband services and a wealth of new applications that exploit the speed and capacity broadband offers.

Wireless communications and frame relay solutions have just begun to gain popularity with smaller companies and should afford smaller businesses the same productivity gains presently being realized by larger corporate consumers.

Within the long distance market, resale is the fastest growing segment. In 1998 and again in 1999 revenues from resold long distance services have had a compounded annual growth rate of nearly 20%. Of course, this statistic does not belie the fact that the three major carriers, MCI/Worldcom, ATT and Sprint currently control over 70% of the market for long distance. Yet the trend indicates that the resellers of long distance service who can compete effectively will take away market share from the "traditional" providers.

In each of the markets we intend to serve, we will seek to become a competitor to the incumbent local exchange carrier ("I-LEC") for its targeted customers by providing an integrated package of high quality local, long distance and enhanced telecommunications services at competitive prices. The Company will try to serve as a competitive local exchange company ("C-LEC") to enter the local telephone service business. Under the Telecommunications Act, I-LECs must provide C-LECs such as the Company with access to their facilities at a substantial discount thereby enabling C-LECs to provide local telephone services to the public. We anticipates that we will be able to offer telecommunications services to customers at less than the prices which the customer can obtain if they purchase the services directly from the I-LECs.

i-TeleCo.com's anticipates that its market segment will primarily encompass residential consumers and middle market companies headquartered in large metropolitan areas, ( but with significant national and international branch offices). i-TeleCo.com expects the largest growth in demand and the highest margins will be realized by targeting these consumers. Typically this customer base will have anywhere from 10-1,000 external lines, basic voice processing requirements, (voice mail, automatic call distributors, interactive voice response and predictive dialing) and varying degrees of need for calling card services, internet service, and wireless access.

These consumer's businesses will range from technology, consumers products and healthcare to financial, energy and transportation. Professional offices such as law firms and medical practices will also be target markets. These sectors will be extremely price sensitive but, at the same time, attach a premium to superior customer service. These accounts will have felt neglected by the major carriers and overwhelmed by the techno speak thrown at them by other providers.

However, it is these very same consumers who will immediately recognize the benefit and capitalize on the efficiencies to be gained by effective use of these new telecommunication technologies. Because of their size, these customers can deploy new technology and application services in a timely manner and begin reaping the benefits immediately.

EMPLOYEES

As of November 1, 2000, the Company employed a total of two persons, one on a full time basis and one on a part time basis. In addition, depending on demand, the Company will utilize manpower agencies to contract between additional persons on a temporary, part-time basis. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company presently shares office space in a building located at 1221 Brickell Avenue, Suite 900, Miami, Florida. The facility is leased pursuant to a month to month lease. The primary tenant is Atlas Equity Group, Inc. Atlas Equity Group, Inc. subleases the facility to i- Incubator.com, Inc. Michael D. Farkas, a principal shareholder of the Company is the President and sole shareholder of Atlas Equity Group, Inc. The landlord is not affiliated with us. No rent is being charged to the Company. We believe that this space is sufficient for us at this time.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently parties to any litigation, nor to the Company's knowledge and belief is any litigation threatened or contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On April 12, 2001, there were 62 shareholders of record of the Company's common stock. Based on information received from brokers and others in fiduciary capacities, the Company estimates that the total number of shareholders of the Company's common stock exceeds 650. The Company's common stock is not currently available for trading.

DIVIDENDS

The Company does not intends to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; the Company's earnings; financial condition; capital requirements; and other factors which the Board of Directors deems relevant.

ITEM 6. FINANCIAL STATEMENTS

The financial statements of the Company, together with the report of auditors, are included in this report after the signature pages.

                               I-TELECO.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS FINANCIAL STATEMENTS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2000 AND AS OF DECEMBER 31, 1999 AND FOR THE PERIODS DECEMBER 16, 1998 (DATE
 OF INCEPTION) THROUGH DECEMBER 31, 2000 AND DECEMBER 16, 1998 THROUGH DECEMBER
                                    31, 1999

                               I-TELECO.COM, INC.

                          (A DEVELOPMENT STAGE ENTITY)


                               TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT                         1

Balance Sheets                                       2

Statements of Operations                             3

Statements of Stockholders' Equity (Deficit)         4

Statements of Cash Flows                           5-6

Notes to Financial Statements                     7-13

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors
I-Teleco.com, Inc.
(A Development Stage Company)
Miami, Florida

We have audited the accompanying balance sheets of I-Teleco.com, Inc. (a development stage company) as of December 31, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of I-Teleco.com, Inc. as of December 31, 1999 were audited by other auditors who report dated September 18, 2000, expressed on unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe the audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of I-Teleco.com, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is development stage company. The realization of a major portion of its assets is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Salibello & Broder LLP
New York, NY
April 4, 2001

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

                                                                 December 31, 2000    December 31, 1999
                                                                 -----------------    -----------------
CURRENT ASSETS:

         Cash                                                           $      49    $      51
         Prepaid expenses                                                     425            0
                                                                        --------       ------

                  Total current assets                                        474           51

TOTAL ASSETS                                                            $     474    $      51
                                                                        ========       ======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

         Accounts payable and accrued expenses                          $  99,268    $   3,500
    Note payable-related parties                                           35,350            0
         Loans and advances payable-related party                         102,365        4,100
                                                                        --------       ------

         Total current liabilities                                        236,983        7,600

STOCKHOLDERS' EQUITY:

         Common Stock, par value $.0001 per share; 50,000,000 shares authorized; 19,000,000 shares issued and
           outstanding at December 31, 2000 & 1999, respectively           19,000       19,000
         Additional paid-in capital                                      (18,900)     (18,900)
         Deficit accumulated during the development stage               (236,609)      (7,649)
                                                                        --------       ------
           Total stockholders' equity                                   (236,509)      (7,549)
                                                                        --------       ------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $     474    $      51
                                                                        ========       ======

The accompanying notes are an integral part of these financial statements.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

                                                                                                                 FOR THE PERIOD
                                                                                     YEAR ENDED                  DECEMBER 16, 1998
                                                                                     DECEMBER 31,               (INCEPTION)
                                                                               2000              1999            DECEMBER 31, 2000
                                                                               ----              ----            -----------------
DEVELOPMENT STAGE REVENUES                                                   $          0    $         0     $          0


DEVELOPMENT STAGE EXPENSES:

         Amortization                                                        $          0    $          0    $        100
         Accounting                                                                 5,500           2,500           8,000
         Bank charges                                                                 278              30             308
         Corporate fees                                                             2,427           4,019           6,446
         Consulting fees                                                              268               0             268
         Domain name                                                               50,000               0          50,000
         Dues and subscriptions                                                       175               0             175
         Equipment rental                                                           1,599               0           1,599
         Insurance                                                                  4,677               0           4,677
         Legal fees                                                                 7,709           1,000           8,709
         Office general                                                               868               0             868
         On-line services                                                             125               0             125
         Payroll taxes                                                              6,780               0           6,780
         Salary                                                                   114,354               0         114,354
         Seminars and conferences                                                   2,115               0           2,115
         Telephone                                                                  4,420               0           4,420
         Travel                                                                     8,388               0           8,388
         Website development fee                                                   18,538               0          18,538
         Miscellaneous                                                                230               0             230


TOTAL DEVELOPMENT STAGE EXPENSES                                                  228,451           7,549         236,100

         LOSS FROM OPERATION                                                    (228,451)         (7,549)    $  (236,100)

         INTEREST EXPENSE                                                           (509)               0           (509)

         NET LOSS                                                               (228,960)         (7,549)    $  (236,609)

LOSS PER COMMON SHARE

         Basic                                                                   (0.0120)         (.0004)
                                                                             ============    ============
Diluted                                                                               N/A             N/A
                                                                             ============    ============
Weighted-average number of common shares outstanding                           19,000,000      19,000,000
                                                                             ============    ============

The accompanying notes are an integral part of these financial statements

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                        DEFICIT
                                                                                                      ACCUMULATED
                                                                  COMMON STOCK          ADDITIONAL    DURING THE
                                                                  ------------           PAID-IN     DEVELOPMENT
                                                             SHARES          AMOUNT      CAPITAL        STAGE          TOTAL
                                                             -------         -------     --------       ------         -----
Balance, December 16, 1998 (inception)                               0   $        0   $        0    $        0    $        0

Common stock issued to related parties for
  management services                                       19,000,000       19,000     (18,900)             0           100
                                                            ----------   ----------   ----------    ----------    ----------

Loss during development stage for the period December 16,
1998 (inception) through December 31, 1998                           0            0            0          (100)        (100)
                                                            ----------        -----         ----       -------       -------

Balance, December 31, 1998                                  19,000,000       19,000     (18,900)          (100)            0

Loss during development statge for the year
ended December 31, 1999                                              0            0            0        (7,549)      (7,549)
                                                            ----------        -----         ----       -------       -------
Balance, December 31, 1999                                  19,000,000       19,000     (18,900)        (7,649)      (7,549)
                                                            ==========        =====         ====       =======       =======
Loss during development statge for the year
ended December 31, 2000                                              0            0            0      (228,960)    (228,960)
                                                            ----------        -----         ----       -------       -------
Balance, December 31, 2000                                  19,000,000       19,000     (18,900)      (236,609)    (236,509
                                                            ==========        =====         ====       =======       =======

I-TELECO.COM.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

                                                                                       FOR THE PERIOD
                                                                                      DECEMBER 16, 1998
                                                                   YEAR ENDED          (INCEPTION) TO
                                                                    DECEMBER 31       DECEMBER 31, 2000
                                                                    -----------       -----------------
                                                                2000          1999
                                                                ----          ----
OPERATING ACTIVITES

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE              $(228,960)   $ (7,549)   $(236,609)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY
OPERATIONS

AMORTIZATION                                                          0           0          100
CHANGES IN ASSETS AND LIABILITIES
(INCREASE) DECREASE IN PREPAID EXPENSES                           (425)           0        (425)
INCREASE (DECREASE) IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES     95,768       3,500       99,268
                                                                 ------       -----       ------

     NET CASH USED BY OPERATING ACTIVITIES                    (133,617)     (4,049)    (137,666)
                                                                 ------       -----       ------

INVESTING ACTIVITIES:

     NET CASH USED FOR INVESTING ACTIVITIES                           0           0           0
                                                                 ------       -----      ------

FINANCING ACTIVITIES

     PROCEED FROM LOANS AND ADVANCES-REALTED PARTY               98,265       4,100     102,365
     PROCEED FROM SHORT TERM BORROWINGS-NET                      35,350           0      35,350
                                                                 ------       -----      ------

      NET CASH USED FOR FINANCING ACTIVITIES                    133,615       4,100     137,715
                                                                 ------       -----      ------

      INCREASE (DECREASE) IN CASH                                   (2)          51          49
                                                                 ------       -----      ------
      CASH, BEGINNING OF YEAR                                        51           0            0
                                                                 ------       -----      ------
      CASH, END OF YEAR                                        $     49    $     51    $     49
                                                               ========    ========    ========

              The accompanying notes are an integral part of these
                             financial statements.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM DECEMBER 16, 1998 (INCEPTION) TO DECEMBER 31, 2000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the year ended December 31, 2000 and for the cumulative period December 16, 1998 (inception) to December 31, 2000, the Company did not pay any interest.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVIITES

         The Company entered into the following non-cash transactions:

During the period ended December 31, 1998, the Company issued 19,000,000, post split, shares of common stock to I-Incubator.Com, Inc. formerly known as Master Communications, Corp. in consideration of management services in connection with the formation of the Company. The transaction was valued at $100. (See note 7).

The accompanying notes are an integral part of these financial statements.

                               I-TELECO.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION

I-Teleco.com, Inc. ("the Company"), formerly Mastertel Communications Corp., a wholly owned subsidiary of I-Incubator.Com, Inc. ("Incubator"), was incorporated on December 16, 1998 under the laws of the State of Florida. The Company's operations have been devoted primarily to structuring and positioning itself to take advantage of opportunities available in the internet industry. The Company intends to grow through internal development, strategic alliances and acquisitions of existing business. The company has the authority to issue 50,000,000 shares of common stock. The Company is a development stage company and has had limited activity.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reporting period. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, the company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

CARRYING VALUES

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment. Whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable, the Company will reduce the carrying value of the assets and charge operations in the period the impairment occurs.

INCOME TAXES

     The Company utilizes Statement of Financial Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for

                               I-TELECO.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The accompanying financial statements have no provisions for deferred tax assets or liabilities.

NET LOSS PER SHARE

     The Company has adopted SFAS No. 128 "Earnings Per Share". Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed in a manner similar to the basic loss per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments. Diluted earnings per share contemplates a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share. Since the Company has incurred net losses for all periods, and since there are no convertible instruments, basic loss per share and diluted loss per share are the same.

MANAGEMENT DECISION NOT TO CONSOLIDATE

     Statement of Financial Accounting Standards ("SFAS") No. 94, "Consolidation of All Majority Owned Subsidiaries", encourages the use of consolidated financial statements between a parent company and its subsidiaries unless:

     a)   Control is likely to be temporary,

     b)   Control does not rest with the majority owner(s), or

     c) Minority shareholders have certain approval or veto rights that allow them to exercise significant control over major management decisions in the ordinary course of business.

The management of Incubator intends to spin off the Company and believes that its control is temporary. Therefore, management believes that separate financial statements are appropriate and properly reflect current operating results.

                               I-TELECO.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" requires the disclosure of the fair value of financial instruments. The Company's management, using available market information and other valuation methods, has determined the estimated fair value amounts. However, considerable judgment is required to interpret market data in developing estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

STOCK COMPENSATION

     The Company has adopted SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 encourages the use of the fair market method to account for transactions involving stock based compensation that are entered into for fiscal years beginning after December 15, 1995. Under the fair value method, the issuance of equity instruments to non-employees in exchange for goods or services should be accounted for based on the fair value of the goods or services received or the fair value of the income instruments issued, whichever is more reliably measured.

     4.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ('FASB") issued SFAS No. 130, "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 130 will not have a material effect on the Company's financial statements.

     In June 1997, FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". This statement establishes additional standards for segment reporting in financial statements and is effective for financial statements for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 131 will not have a material effect on the Company's financial statements.

     In April, 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting for Costs of Start-Up Activities", ("SOP 98-5"). The Company is required to expense all start-up costs related to new operations as incurred. In addition, all start-up costs that were capitalized in the past must be written off when SOP 98-5 is adopted. The Company's adoption did not have a material impact on the Company's financial position or results of operations.

                               I-TELECO.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for financial statements issued for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Management does not believe that SFAS No. 133 will have a material effect on its financial position or results of operations.

     SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after The Securitization of Mortgage Loans Held for Sale by Mortgage Banking Enterprises", is effective for financial statements issued in the first fiscal quarter beginning after December 15, 1998. This statement is not applicable to the Company.

     SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections", is effective for financial statements issued for fiscal years beginning February 1999. This statement is not applicable to the Company.

4.   DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

     The Company's initial activities have been devoted to developing a business plan, structuring and positioning itself to take advantage of opportunities available in the internet industry and raising capital for future operations and administrative functions.

     The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from December 16, 1998 (inception) to December 31, 2000 aggregated $236,609. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

     The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

                               I-TELECO.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

5.   INCOME TAXES

     No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. At December 31, 2000 and December 31, 1999, the Company had net operating loss carryforwards ("NOL's") of $236,609 and $7,649, respectively, which will be available to reduce future taxable income and expense in the year ending December 31, 2015 and 2014, respectively.

     In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

                                                December 31,           December 31,
                                                   2000                   1999
                                                   ----                   ----
Deferred tax assets                             $   93,461             $ 3,021
Valuation allowance                               (93,461)             (3,021)
                                                  -------              ------


Deferred tax asset, net                         $        -            $      -
                                                ==========            ========

At December 31, 2000 and December 31, 1999, a valuation allowance has provided and realization of the deferred tax benefit is not likely.

The effective tax rate varies from the U.S. Federal statutory tax rate for both the periods ended December 31, 2000 and December 31, 1999, principally due to the following

U.S. statutory tax rate                                  34%
State and local taxes                                    5.5
Valuation allowance                                   (39.5)

Effective rate                                           - %
                                                         ===

                               I-TELECO.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2000 and December 31, 1999 consisted of the following:

                                                 December 31,              December 31,
                                                     2000                      1999
                                                     ----                      ----
Accounts payable                                 $        44,759           $        0
Accrued expenses                                           4,000                3,500
Due to related party                                      50,000                    0
Accrued interest                                             509                    0

Total accounts payable accrued expenses

                                                 $        99,268           $    3,500
                                                          ======                =====

7.   STOCKHOLDERS' EQUITY

     On December 16, 1998 the Company issued 1,000 restricted common shares to I- Incubator.com, Inc. ("Incubator"), formerly known as Master Communication Corp. in consideration for services rendered in formation of the company valued at $100.

     On May 18, 2000, the Company authorized a forward split of 19,000 to 1 on its common stock. Immediately following the split Incubator owned 19,000,000 restricted common shares.

8.   RELATED PARTY TRANSACTIONS

     The Company has received funds from Incubator to meet various working capital requirements. These advances totaled $102,365 and are non-interest bearing and due on demand.

     On March 1, 2000 the Company agreed to reimburse Atlas Equity Group, Inc., a related party, $159.85 per month (on a month-to-month basis) for the use of a laptop computer. Atlas Equity Group, Inc. is owned by Michael D. Farkas.

     On September 1, 2000, the Company entered into an agreement with Michael D. Farkas, the director of Incubator, a related party to purchase a domain name, I-Teleco.com, for $50,000.

     On October 5, 2000, the Company entered into an agreement with Envitro.com, Inc., a related party, to design and construct a web page for $18,538. Envitro
 .com, Inc. is a subsidiary of WealthHound.com, Inc., in which Michael D. Farkas is a beneficial owner.

                               I-TELECO.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

     Between October 2000 and December 2000, the Company issued to Atlas Equity Group, Inc. three promissory notes aggregating $7,600. The promissory notes bear interest of 10% per annum and were due and payable on dates ranging from January 2001 through February 2001. Michael Farkas is a beneficial owner of Atlas Equity.

     Between September 2000 and December 2000, the Company issued to Ostonian Securities Limited seven promissory notes aggregating $27,750. The promissory notes bear interest of 8.25% per annum and are due and payable on dates ranging from September 2001 through December 2001. Atlas Equity Group, Inc. acts as an advisor and consultant to Ostonian.

9.   SUBSEQUENT EVENT

     During the first quarter ending March 31, 2001, the Company issued a series of promissory notes to Atlas Equity Group, Inc., a related party in which Michael D. Farkas is a beneficial owner, for an aggregating sum of $23,900 at a rate of 10% per annum. The promissory notes principal amounts and accrued interest are due and payable on dates ranging from June 2001 to September 2001.

     On February 5, 2001, the company issued a promissory note to Romano Limited, for a principal sum of $3,600 at a rate of 11% per annum due and payable on May 4, 2001.

     On January 19, 2001, the Company entered into an agreement and plan of distribution ("spin- off") with Incubator. Upon spin-off, the shareholders of I-Incubator received 0.7810 shares of the Company's common stock for each share of Incubator owned as of February 13, 2001, totaling 19,014,120 common shares. As a result of this spin-off and share distribution Atlas Equity Group, Inc., a related party, in which Michael D. Farkas is a beneficial owner, received 3,999,985 shares, representing approximately 21% of the Company's outstanding common stock, The Farkas Group, Inc., in which Michael D. Farkas is a beneficial owner, received 2,577,300 shares representing approximately 13.5% of the Company's common stock and GSM Communications, Inc. in which Michael D. Farkas is a beneficial owner, received 2,153,217 shares representing approximately 11.3% of the Company. Also, as a result of the spin off I- Incubator has agreed to cancel the debt owned by I-Teleco. The total amount of debt cancelled is $102,365.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. I-Teleco.com, Inc., Inc. is a development - stage company. Because the Company has not generated any revenue, it intends to report its plan of operation below.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

The Company's operations have been devoted primarily to developing a business plan and raising capital for future operations and administrative functions. The Company intends to grow through internal development, strategic alliances, and acquisitions of existing businesses. Because of uncertainties surrounding its development, the Company anticipates incurring development stage losses in the foreseeable future. The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

PERIOD FROM DECEMBER 16, 1998 (INCEPTION) THROUGH DECEMBER 31, 2000

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Operating expenses since inception have amounted to $236,609, primarily consisting of accounting ($8,000), legal ($8,709), salary ($114,354), website development fees ($18,538) and the expense in retaining their domain name ($50,000). The accounting and legal expenses were in connection with the Company's annual and quarterly regulatory filings.

YEAR ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

Development stage expenses during the year ended December 31, 2000 were $228,960 as compared to $7,549 for the period ended December 31, 1999.

Expenses for the year ended December 31, 2000 were primarily professional fees ($13,209) in connection with quarterly regulatory filings, fees in connection with the purchase of a domain name ($50,000), Website development fees ($18,538), and salary ($114,354).

Expenses for the quarter ended December 31, 1999 were primarily professional fees ($3,500) and corporation fee ($4,019) in connection with costs incurred with the formation and annual regulatory filings of the Company.

Liquidity and Capital Resources

Despite capital contributions and both related party and third party loan commitments, the company from time to time experienced, and continues to experience, cash flow shortages that have slowed the Company's growth.

The Company has primarily financed its activities from sales of capital stock of the Company and from loans from related and third parties. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as office expenses and various consulting fees.

The Company continues to experience cash flow shortages, and anticipates this continuing through the foreseeable future. Management believes that additional funding will be necessary in order for it to continue as a going concern. The Company is investigating several forms of private debt and/or equity financing, although there can be no assurances that the Company will be successful in procuring such financing or that it will be available on terms acceptable to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the report of auditor's are included in this report under Item 6 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company's accountant is Salibello & Broder, C.P.A. of New York City, New York. The Company does not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company initially engaged Salibello & Broder, C.P.A. to render accounting services on December 15, 2000. Our previous accountant was John Abitante, CPA of Berenfeld, Spritzer, Shechter & Sheer, 7700 N. Kendall Drive, Suite 805, Miami, Florida 33156.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers of the Company and its subsidiaries, as of April 12, 2001, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

                                                WITH COMPANY
   NAME                        AGE              SINCE             DIRECTOR/POSITION
   ----                        ---              -----             -----------------

   Joshua Lurie                                 1999              President and Director

   Jamee Kalimi                32               1999              Vice President, Secretary and Director

Joshua Lurie has been the President and Director of the Company since February 2000 when he joined the Company as President to organize the company and spearhead its corporate growth. From November 1998 through January 2000 Mr. Lurie was the Managing Director of Interglobe Communications ICC Corp., a Petach Tikva, Israel based company that provided international voice telecommunications. Mr. Lurie has been active in the telecommunications field for over ten years initially involved in providing corporate business networking solutions with System's

Incorporated, a Connecticut based company, Route Link and The Incom Group, both Israel based companies and is currently implementing voice and data technologies. Mr. Lurie has been an innovator in voice technologies operations and marketing in the conventional methods and in the Internet space.

Jamee M. Kalimi has been Vice President, Secretary and Director of the Company since inception. She is a marketing and telecommunications expert with a strong ability to create new strategies and business plans. Since 1998, Ms. Kalimi has been President and Director of i-Incubator.com, Inc. a publicly traded company listed on the OTC Electronic Bulletin Board. (OTC:BB INQU). Ms. Kalimi is also President of i-CarAuction.com, Inc., i-AntiqueAuction.com, Inc. and i-Aerobids.com, Inc. and is Vice President and Secretary of i-RealtyAuction.com, Inc. all of which are subsidiaries of i-Incubator.com, Inc. Ms. Kalimi has been heavily involved in the telecommunications industry since 1990, specializing in pay per call services and the marketing of such services. She has an active real estate license in the State of Florida which was obtained in 1995. Prior to working for us, she was an assistant to the President of Atlas Equity Group, Inc. from February 1998 to October 1998. She worked as a Real Estate Sales and Leasing Manager for Sclar Realty from April 1996 to February 1998 and President of AvJam Communications, Inc. from January 1994 to April 1996.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors' fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

ITEM 11. EXECUTIVE COMPENSATION

The following information relates to compensation received by the Chief Executive Officer of the Company in fiscal year ending December 31, 2000 for the executive officers who were serving as of fiscal year ending December 31, 2000, whose salary and bonus during fiscal year ending December 31, 2000 exceeded $100,000. In 1999, no officer received compensation in excess of $100,000.

   Summary Compensation Table

   ANNUAL COMPENSATION

Name and Principal Position          Year    Salary   Bonus     Restricted Stock Award
---------------------------          ----    ------   -----     ----------------------

    None

Employment Agreements. No officer or director has been granted an employment contract or been provided a future benefit to be received upon separation from service with the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of April 12, 2001, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

Security Ownership of Beneficial Owners (1):

TITLE OF CLASS     NAME & ADDRESS                     AMOUNT            PERCENT
--------------     --------------                     ------            -------

Common Stock       Michael D. Farkas (2)              8,789,077         46.22%
                   294 South Coconut Lane
                   Miami, Florida 33131

                   Romano Limited                     1,798,440          9.46%
                   790 Finchley Road
                   London NW117UR England

                   Matthew Sher (3)                   1,366,750          7.19%
                   176 Broadway, #5D
                   New York, NY 10038

   Security Ownership of Management:

TITLE OF CLASS     NAME & ADDRESS                     AMOUNT            PERCENT
--------------     --------------                     ------            -------

Common Stock       Joshua Lurie                               0              0
                   268 W. Englewood Ave.
                   Teaneck, NJ 07666

                   Jamee Kalimi                          97,625              *
                   3314 Oak Drive
                   Hollywood, Florida 33021

All directors and executive                              97,625              *
officers as a group (2 persons)


(1) The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by each.

(2) Includes 2,577,300 shares held by Farkas Group, Inc., 3,999,985 shares held by Atlas Equity Group, Inc., and 2,153,217 shares held by GSM Communications, Inc. Michael D. Farkas is the sole shareholder and principal of each of these entities. In addition, includes the 58,575 shares which he personally owns.

(3) Matthew Sher beneficially owns 1,171,500 shares as a principal shareholder of On Mark Enterprises Inc. and 195,250 shares personally for a total of 1,366,750 shares.

* Less than 1% of the outstanding shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

The Company presently shares office in a building located at 1221 Brickell Avenue, Suite 900, Miami, Florida. The facility is leased pursuant to a month to month lease. The primary tenant is Atlas Equity Group, Inc. Atlas Equity Group, Inc. subleases the facility to i-Incubator.com, Inc. Michael D. Farkas, a principal shareholder of i-Teleco is the President and sole shareholder of Atlas Equity Group, Inc. The landlord is not affiliated with us. No rent is being charged to the Company. We believe that this space is sufficient for us at this time.

We have not and do not intend to enter into any additional transactions with our management or any nominees for such positions. We have not and do not intend to enter into any transactions with our beneficial owners. We are not a subsidiary of any parent company.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. We have not and do not intend in the future to formulate a policy for the resolution of such conflicts.

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a) The following documents are filed as part of this report:

1. Financial statements; see index to financial statement and schedules immediately following the signature pages of this report.

2. Financial statement schedules; see index to financial statements and schedules immediately following the signature pages of this report.

3. Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated: see index to exhibits immediately following financial statements and schedules of this report.

3(i) Certificate of Incorporation, as amended (1)

3.2  Bylaws, as amended (1)

(1) Incorporated by reference to the Registrant's Form 10-SB, filed on November 30, 2000(SEC File No. (000-32033 ).

(b)  Reports on Form 8-K

We did not file any reports on Form 8-K for the year ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                        I-TELECO.COM, INC.

                                        By: /s/ Joshua Lurie
                                        --------------------
                                                Joshua Lurie
                                                President and Director

   Dated:     April 12, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                            TITLE                            DATE
----                            -----                            ----

/s/ Joshua Lurie                President and Director           April 12, 2001
----------------------------

/s/ Jamee Kalimi                Vice President, Secretary and    April 12, 2001
----------------------------    Director