Form 10KSB/A
period 2000-12-31
I TELECO COM INC
filed 2001-04-19
CIK 1128723

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

ITEM 7. FINANCIAL STATEMENTS

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

ITEM 10. EXECUTIVE COMPENSATION

The following information relates to compensation received by the Chief Executive Officer of the Company in fiscal year ending December 31, 2000 for the executive officers who were serving as of fiscal year ending December 31, 2000, whose salary and bonus during fiscal year ending December 31, 2000 exceeded $100,000. In 1999, no officer received compensation in excess of $100,000.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

We have not yet filed Form 3's for Jamee Kalimi, Joshua Lurie and Michael Farkas (and the entities he controls). Such Form 3's will be filed late. A Form 5 will not be filed for our fiscal year ended December 31, 2000 since all reportable transactions for this fiscal year will be reported on Form 3's filed with the Commission.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

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

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a) The following documents are filed as part of this report:

1. Financial statements; see index to financial statement and schedules under Item 7 herein.

2. Financial statement schedules; see index to financial statements and schedules under Item 7 herein.

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

   Dated:     April 19, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                            TITLE                            DATE
----                            -----                            ----

/s/ Joshua Lurie                President and Director           April 19, 2001
----------------------------

/s/ Jamee Kalimi                Vice President, Secretary and    April 19, 2001
----------------------------    Director