Form 10QSB
period 2001-03-31
I TELECO COM INC
filed 2001-05-15
CIK 1128723

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

                        For the transition period from to

                             Commission File No. 0-32033

                               I-TELECO.COM, INC.
                 (Name of Small Business Issuer in Its Charter)

                                    Florida
                        (State of Other Jurisdiction of
                         Incorporation or Organization)

                                   65-0928369
                                (I.R.S. Employer
                               Identification No.)

             1221 Brickell Avenue, Suite 900, Miami, Florida 33131
              (Address of Principal Executive Offices) (Zip Code)

                                 (305) 358-3678
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes          No   X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 2001 the Company had 19,014,120 shares of Common Stock outstanding, $0.0001 par value.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The financial statements are presented on the accrual basis.

                               I-TELECO.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            FINANCIAL STATEMENTS AS OF AND FOR THE THREE MONTHS ENDED
                 MARCH 31, 2001 AND AS OF DECEMBER 31, 2000 AND
                        FOR THE PERIODS DECEMBER 16, 1998
                   (DATE OF INCEPTION) THROUGH MARCH 31, 2001

                               I-TELECO.COM, INC.

                          (A Development Stage Entity)

                               TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT                        1

Balance Sheets                                      2

Statements of Operations                            3

Statements of Stockholders' Equity (Deficit)        4

Statements of Cash Flows                           5-6

Notes to Financial Statements                     7-14

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Signatures

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is development stage company. The realization of a major portion of its assets is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Salibello & Broder LLP
New York, NY

April 4, 2001

                               I-TELECO.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                     ASSETS

                                                                    (UNAUDITED)     DECEMBER 31, 2000
                                                                    MARCH 31, 2001
CURRENT ASSETS:
    Cash                                                              $   4,160    $      49
    Prepaid expenses                                                          0          425
                                                                      ---------    ---------
    Total current assets                                                  4,160          474

TOTAL ASSETS
                                                                      $   4,160    $     474
                                                                      =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable and accrued expenses                             $ 115,423    $  99,268
    Note payable-related parties                                         67,950       35,350
    Loans and advances payable-related party                                  0      102,365
                                                                      ---------    ---------
    Total current liabilities                                           183,373      236,983

STOCKHOLDERS' EQUITY:

    Common Stock, par value $.0001 per share; 50,000,000 shares
    Authorized; 19,014,120 shares issued and
    Outstanding at March 31, 2001 & December 31, 2000, respectively      19,014       19,000
    Additional paid-in capital                                          (18,914)     (18,900)
    Deficit accumulated during the development stage                   (179,313)    (236,609)
                                                                      ---------    ---------
               Total stockholders' equity                              (179,213)    (236,509)
                                                                      ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $   4,160    $     474
                                                                      =========    =========

                 The accompanying notes are an integral part of
                          these financial statements.

                               I-TELECO.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                        (UNAUDITED)
                                                (UNAUDITED)             FOR THE PERIOD
                                           THREE MONTHS ENDED           DECEMBER 16, 1998
                                                  MARCH 31              (INCEPTION) TO
                                          2001             2000         MARCH 31, 2001
                                          ----             ----         --------------

DEVELOPMENT STAGE REVENUES           $          0    $          0    $          0
                                     ------------    ------------    ------------
DEVELOPMENT STAGE EXPENSES:
     Amortization                    $          0    $          0    $        100
     Accounting                             3,000               0          11,000
     Bank charges                              57              59             365
     Corporate fees                         2,447             886           8,893
     Consulting fees                            0              80             268
     Domain name                                0               0          50,000
     Dues and subscriptions                     0               0             175
     Equipment rental                           0               0           1,599
     Insurance                                860           1,277           5,537
     Legal fees                             3,330              74          12,039
     Office general                             0             347             868
     On-line services                          75               0             200
     Payroll taxes                          2,596               0           9,376
     Salary                                28,846          19,963         143,200
     Seminars and conferences                   0               0           2,115
     Telephone                                 89           1,078           4,509
     Travel                                   302           3,332           8,690
     Website development fee                    0               0          18,538
     Miscellaneous                              0               0             230
     Shareholder Related Service              163               0             163
     Transfer Agent Fees                    1,424               0           1,424
     Printing                                 315               0             315
                                     ------------    ------------    ------------
TOTAL DEVELOPMENT STAGE EXPENSES           43,504          27,096         279,604
                                     ------------    ------------    ------------
     LOSS FROM OPERATION             $    (43,504)   $    (27,096)   $   (279,604)
                                     ============    ============    ============

     CANCELLATION OF INDEBT INCOME        102,365               0          102,365
     INTEREST EXPENSE                      (1,565)              0          (2,074)

     NET INCOME (LOSS)                    (57,296)        (27,096)   $   (179,313)
                                     ============    ============    ============

LOSS PER COMMON SHARE
     Basic and diluted               $    (0.0030)   $    (0.0014)
                                     ============    ============

Weighted-average number of
 common shares outstanding              19,007,217      19,000,000
                                     ============    ============

   The accompanying notes are an integral part of these financial statements.

                               I-TELECO.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

                                                                                                 DEFICIT
                                                                                                 ACCUMULATED
                                                                                 ADDITIONAL      DURING THE
                                                        COMMON STOCK             PAID-IN         DEVELOPMENT
                                                    SHARES         AMOUNT        CAPITAL         STAGE          TOTAL
                                                    ------         ------        -------         -----          -----
Balance, December 16, 1998 (inception)                     0    $         0   $         0    $         0    $         0

Common stock issued to related party for
  management services                             19,000,000         19,000       (18,900)             0            100
Loss during the development stage
 for the period December 16, 1998
 (inception) through  December 31, 1998                    0              0             0           (100)         (100)
                                                  ----------         ------       -------       --------      --------
Balance, December 31, 1998                        19,000,000         19,000       (18,900)          (100)             0

Loss during the development stage for the year
ended December 31, 1999                                    0              0             0         (7,549)       (7,549)
                                                  ----------         ------       -------       --------      --------
Balance, December 31, 1999                        19,000,000         19,000       (18,900)        (7,649)       (7,549)

Loss during the development stage
 for the year ended
 December 31, 2000                                         0              0             0       (228,960)     (228,960)
                                                  ----------         ------       -------       --------      --------
Balance, December 31, 2000                        19,000,000    $    19,000   $   (18,900)   $  (236,609)  $  (236,509)

Increase in common stock issued
 resulting from agreement and
 plan of distribution ("spin-off")                    14,120             14           (14)             0              0

Gain during the development stage
 for the three months ended
 March 31, 2001                                            0              0             0         57,296         57,296
                                                  ----------         ------       -------       --------      --------
Balance, March 31, 2001                           19,014,120         19,014       (18,914)      (179,313)     (179,213)
                                                  ==========         ======       =======       ========      ========

   The accompanying notes are an integral part of these financial statements.

                               I-TELECO.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                             (UNAUDITED)
                                                                   (UNAUDITED)             FOR THE PERIOD
                                                                  THREE MONTHS ENDED      DECEMBER 16, 1998
                                                                       MARCH 31            (INCEPTION) TO
                                                                    2001        2000       MARCH 31, 2001
                                                                    ----        ----       --------------
OPERATING ACTIVITES
     Income (Deficit) accumulated during the development stage   $  57,296     $(27,116)   $(179,313)

     Adjustments to reconcile net loss to net cash used by operations

     Amortization                                                        0          100          100
     Changes in assets and liabilities
     (Increase) Decrease in prepaid expenses                           425            0            0
     Increase (Decrease) in accounts payable and accrued
       Expenses                                                     16,155        4,806      115,423
                                                                 ---------     --------    ---------
     Net cash used by operating activities                          73,876      (22,210)     (63,790)
                                                                 ---------     --------    ---------
INVESTING ACTIVITIES:

     Net cash used for investing activities                              0            0            0

FINANCING ACTIVITIES

     Proceed from loans and advances-related party                (102,365)      22,615            0
     Proceed from short term borrowings-net                         32,600            0       67,950
                                                                 ---------     --------    ---------

     Net cash used for financing activities                        (69,765)      22,615       67,950
                                                                 ---------     --------    ---------
INCREASE (DECREASE) IN CASH                                          4,111          405        4,160
                                                                 ---------     --------    ---------
CASH, BEGINNING OF YEAR                                                 49           51            0
                                                                 ---------     --------    ---------
CASH, END OF YEAR                                                $   4,160    $     456    $   4,160
                                                                 =========     ========    =========

   The accompanying notes are an integral part of these financial statements.
                                      -5-

                               I-TELECO.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
      FOR THE PERIOD FROM DECEMBER 16, 1998 (INCEPTION) TO MARCH 31, 2001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the three months ended March 31, 2001 and for the cumulative period December 16, 1998 (inception) to March 31, 2001, the Company did not pay any interest.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVIITES:

The Company entered into the following non-cash transactions:

During the period ended December 31, 1998, the Company issued 19,000,000, post split, shares of common stock to I-Incubator.Com, Inc. formerly known as Master Communications, Corp. in consideration of management services in connection with the formation of the Company. The transaction was valued at $100. (See note
8).

   The accompanying notes are an integral part of these financial statements.

                               I-TELECO.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

1.     ORGANIZATION

I-Teleco.com, Inc. ("the Company"), formerly Mastertel Communications Corp., was incorporated on December 16, 1998 under the laws of the State of Florida. The Company's operations have been devoted primarily to structuring and positioning itself to take advantage of opportunities available in the internet industry. The Company intends to grow through internal development, strategic alliances and acquisitions of existing business. The company has the authority to issue 50,000,000 shares of common stock. The Company is a development stage company and has had limited activity.

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

The Company was a wholly owned subsidiary of I-Incubator.com, Inc. ("Incubator"), formerly known as Master Communication, Inc., a publicly traded company listed on the OTC Electronic Bulletin Board (OTCBB:INQU). On January 19, 2001, the Company entered into an agreement and plan of distribution ("spin-off") with Incubator. Upon spin-off, the shareholders of I-Incubator received 0.7810 shares of the Company's common stock for each share of Incubator owned as of February 13, 2001, totaling 19,014,120 common shares. As a result of this spin-off and share distribution Atlas Equity Group, Inc., a related party, in which Michael D. Farkas is a beneficial owner, received 3,999,985 shares, representing approximately 21% of the Company's outstanding common stock, The Farkas Group, Inc., in which Michael D. Farkas is a beneficial owner, received 2,577,300 shares representing approximately 13.5% of the Company's common stock and GSM Communications, Inc. in which Michael D. Farkas is a beneficial owner, received 2,153,217 shares representing approximately 11.3% of the Company. Also, as a result of the spin off I-Incubator has agreed to cancel the debt owed by the Company of $102,365.

                               I-TELECO.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

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

     INCOME TAXES

The Company utilizes Statement of Financial Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The accompanying financial statements have no provisions for deferred tax assets or liabilities.

                               I-TELECO.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

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

3.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (`FASB") issued SFAS No. 130, "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial

                               I-TELECO.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

position. SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 130 will not have a material effect on the Company's financial statements.

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

                               I-TELECO.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from December 16, 1998 (inception) to March 31, 2001 aggregated $179,313. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

5.     INCOME TAXES

No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. As of March 31, 2001 and December 31, 2000, the Company had net operating loss carryforwards ("NOL's") of $179,313 and $236,609, respectively, which will be available to reduce future taxable income and expense in the year ending December 31, 2015 and 2014, respectively.

In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

                           March 31, 2001      December 31, 2000
                           --------------      -----------------
Deferred tax assets     $          70,829     $          93,461
Valuation allowance               (70,829)               (93,461)
                        -----------------     -----------------

Deferred tax asset, net     $          -          $          -
                        =================     =================

At March 31, 2001 and December 31, 2000, a valuation allowance has provided and realization of the deferred tax benefit is not likely.

The effective tax rate varies from the U.S. Federal statutory tax rate for both the periods ended March 31, 2001 and December 31, 2000, principally due to the following

                               I-TELECO.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

U.S. statutory tax rate     34%
State and local taxes       5.5
Valuation allowance      (39.5)
                         -----
Effective rate              - %
                         =====

6.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2001 and December 31, 2000 consisted of the following:

                           March 31,  2001      December 31, 2000
                           ---------  ----      -----------------
Accounts payable          $     55,146          $     44,759
Accrued expenses                 8,203                 4,000
Due to related party            50,000                50,000
Accrued interest                 2,074                   509
                          ------------          ------------
Total accounts payable
 accrued expenses         $    115,423          $     99,268
                          ============          ============

7.     NOTE PAYABLE

As of March 31, 2001 and December 31, 2000, notes payable consist of twenty-one and ten individual notes aggregating a total of $67,950 and $35,350, respectively. These notes are short-term borrowings with maturities of less then or equal to one year with an interest rate ranging from 8.25% to 11%.

As of March 31, 2001 and December 31, 2000, notes payable to related parties totaled $64,350 and $35,350, respectively, with interest rates of 8.25% to 10% and 10% per annum, respectively.

                               I-TELECO.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

8.          STOCKHOLDERS' EQUITY

On December 16, 1998 the Company issued 1,000 restricted common shares to I-Incubator.com, Inc. ("Incubator"), formerly known as Master Communication Corp. in consideration for services rendered in formation of the company valued at $100.

On May 18, 2000, the Company authorized a forward split of 19,000 to 1 on its common stock. Immediately following the split Incubator owned 19,000,000 restricted common shares.

On January 19, 2001 the Company entered into an agreement and plan of distribution ("spin-off") with its parent company Incubator. Shareholders of Incubator received .7810 shares of the Company's common stock for each share of incubator. The spin-off resulting in 14,120 additional shares issued due to rounding.

9.     RELATED PARTY TRANSACTIONS

The Company has received funds from Incubator to meet various working capital requirements. As of December 31, 2000, these advances totaled $102,365 and are non-interest bearing and due on demand. In January 2001, the total amount of debt was cancelled due to spin off agreement with Incubator.

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

Between October 2000 and March 31, 2001, the Company issued to Atlas Equity Group, Inc. thirteen promissory notes aggregating $36,600. The promissory notes bear interest of 10% per annum and were due and payable on dates ranging from January 2001 through June 2001. Michael Farkas is a beneficial owner of Atlas Equity.

                               I-TELECO.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

Between September 2000 and March 31, 2001, the Company issued to Ostonian Securities Limited seven promissory notes aggregating $27,750. The promissory notes bear interest of 8.25% per annum and are due and payable on dates ranging from September 2001 through December 2001. Atlas Equity Group, Inc. acts as an advisor and consultant to Ostonian.

10.          SUBSEQUENT EVENT

In April, 2001, the Company issued a promissory note to Atlas Equity Group, Inc., a related party in which Michael D. Farkas is a beneficial owner, for an amount of $4,000 at a rate of 10% per annum. The promissory note principal amount and accrued interest are due and payable on July 17, 2001.

Item 2.  Management's Discussion and Analysis

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. I-Teleco.com, Inc., is a development - stage company. Because the Company has not generated any revenue, it intends to report its plan of operation below.

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

PERIOD FROM DECEMBER 16, 1998 (INCEPTION) THROUGH MARCH 31, 2001

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Operating expenses since inception have amounted to $179,313, primarily consisting of accounting ($11,000), legal ($12,039), salary ($143,200), website development fees ($18,538) and the expense in retaining their domain name ($50,000). The accounting and legal expenses were in connection with the Company's annual and quarterly regulatory filings.

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

Expenses for the year ended December 31, 1999 were primarily professional fees ($3,500) and corporation fee ($4,019) in connection with costs incurred with the formation and annual regulatory filings of the Company.

QUARTER ENDED MARCH 31, 2001 AND MARCH 31, 2000

Development stage income during the quarter ended March 31, 2001 was $57,296 as compared to expenses of $27,096 for the quarter ended March 31, 2000.

Expenses for the quarter ended March 31, 2001 were primarily salary ($28,846) accounting ($3,000), legal ($3,330), and transfer agent fees ($1,424). These fees are related to the Company's annual and quarterly regulatory filings along with the expenses incurred as a result of the agreement and plan of distribution ("spin-off") from I-Incubator. Also as a result of the spin-off Incubator agreed to cancel $102,365 of debt owed by the Company.

Expenses for the quarter ended March 31, 2000 were primarily salary ($19,963), travel ($3,332), insurance ($1,277), and corporate fees ($886). These expenses are in connection with daily operations and the formation of the Company.

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

For the three months ended March 31, 2001, we incurred a net income of $57,296. Our accumulated deficit since inception is $179,313. Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name, salary and various professional fees.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  None

Item 2. Changes in Securities.  None

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.  None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 15, 2001.

                             I-Teleco.com, Inc.
                             (Registrant)

Date: May 15, 2001           /s/ Jamee Kalimi
                             ---------------------
                                 Vice President
                                 Secretary