Form 10QSB/A
period 2001-03-31
I TELECO COM INC
filed 2001-05-16
CIK 1128723

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB

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

                   Yes  X        No

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

STOCKHOLDERS' EQUITY:

    Common Stock, par value $.0001 per share; 50,000,000 shares
    Authorized; 19,014,120 and 19,000,000 shares issued and
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

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.  None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 16, 2001.

                             I-Teleco.com, Inc.
                             (Registrant)

Date: May 16, 2001           /s/ Jamee Kalimi
                             ---------------------
                                 Vice President
                                 Secretary