Form 10QSB
period 2001-06-30
I TELECO COM INC
filed 2001-08-15
CIK 1128723

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                   Yes          No   X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2001 the Company had 19,014,120 shares of Common Stock outstanding, $0.0001 par value.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The financial statements are presented on the accrual basis.

                               I-TELECO.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            FINANCIAL STATEMENTS AS OF AND FOR THE SIX MONTHS ENDED
                 JUNE 30, 2001 AND AS OF DECEMBER 31, 2000 AND
                        FOR THE PERIODS DECEMBER 16, 1998
                   (DATE OF INCEPTION) THROUGH JUNE 30, 2001

                               I-TELECO.COM, INC.

                          (A Development Stage Entity)

                               TABLE OF CONTENTS

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

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Signatures

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
FINANCIAL STATEMENTS AS OF JUNE 30, 2001 AND
AS OF DECEMBER 31, 2000 AND FOR THE SIX MONTHS ENDED
JUNE 30, 2001 AND 2000 AND FOR THE PERIODS
DECEMBER 16, 1998 (DATE OF INCEPTION) THROUGH JUNE 30, 2001

I-TELECO.COM, INC.

(A Development Stage Entity)

TABLE OF CONTENTS

------------------------------------------------------------------------------

FINANCIAL STATEMENTS AS OF JUNE 30, 2001 AND AS OF DECEMBER 31, 2000 AND FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND FOR THE PERIOD DECEMBER 16, 1998 (DATE OF INCEPTION) THROUGH JUNE 30, 2001

Balance sheets                                          2

Statements of operations                                3

Statements of stockholders' equity (deficit)            4

Statements of cash flows                               5-6

Notes to financial statement                          7-13

I-teleco.com, Inc.
(A Development Stage Company)

Balance Sheet

                                                                             (UNAUDITED)
                                                                             JUNE 30,             DECEMBER 31,
                                                                               2001                   2000
                                                                               ----                   ----
ASSETS

CURRENT ASSETS:

      Cash                                                                    $   2,285           $      49
      Prepaid expenses                                                                0                 425
                                                                              ---------           ---------
      Total current assets                                                        2,285                 474

TOTAL ASSETS                                                                  $   2,285           $     474
                                                                              =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Accounts payable and accrued expenses                                   $  88,717           $  49,268
      Due to shareholder                                                         50,000              50,000
      Note payable-related parties                                               93,450              35,350
      Loans and advances payable-related party                                        0             102,365
                                                                              ---------           ---------
      Total current liabilities                                                 232,167             236,983

STOCKHOLDERS' EQUITY:

      Common Stock, par value $.0001 per share; 50,000,000 shares
      Authorized; 19,014,120 & 19,000,000 shares issued and
      Outstanding at June 30, 2001 & December 31, 2000, respectively             19,014              19,000
      Additional paid-in capital                                                (18,914)            (18,900)
      Deficit accumulated during the development stage                         (229,982)           (236,609)
                                                                              ---------           ---------
       Total stockholders' equity                                              (229,882)           (236,509)
                                                                              ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $   2,285           $     474
                                                                              =========           =========

I-teleco.com
(A Development Stage Company)

Statement of Operations

                                                   (UNAUDITED)                     (UNAUDITED)              (UNAUDITED)
                                                SIX MONTHS ENDED               THREE MONTHS ENDED         FOR THE PERIOD
                                                    JUNE 30,                        JUNE 30,             NOVEMBER 22, 1999
                                                                                                       (DATE OF INCEPTION) TO
                                           2001                2000           2001            2000            JUNE 30, 2001
                                           ----                ----           ----            ----            -------------
DEVELOPMENT STAGE REVENUES                $      -          $    -            $  -            $   -          $    -

DEVELOPMENT STAGE EXPENSES:

      Amortization                                  0               0               0               0              100
      Accounting                                8,169               0           5,169               0           16,169
      Bank charges                                102             104              45              45              410
      Consulting fees                             850              80             850               0            7,564
      Equpiment- rental                             0             480               0             480            1,599
      On-line services                            150               0              75               0              275
      Dues and subscriptions                        0             175               0             175              175
      Domain names                                  0               0               0               0           50,000
      Insurance expense                         2,646           2,127           1,786             850            7,323
      Legal fees                                6,578           3,599           3,248           3,525           15,287
      Corporate fees                            4,480           1,364             446             478            4,480
      Office general                                0             840               0             493              868
      Wages                                    62,500          51,854          33,654          33,654          176,854
      Seminars and conferences                      0           2,115               0           2,115            2,115
      Payroll taxes                             5,171           4,365           2,575           2,602           11,951
      Telephone                                   428           2,525             339           1,448            4,848
      Travel                                      566           7,583             264           4,250            8,954
      Website development                           0               0               0               0           18,538
      Miscellaneous                                 0               0               0               0              230
      Printing                                    315               0               0               0              315
                                            ---------        --------        --------        --------        ---------

TOTAL DEVELOPMENT STAGE EXPENSES               91,955          77,210          48,451          50,115          328,055
                                            ---------        --------        --------        --------        ---------

      LOSS FROM OPERATION                     (91,955)        (77,210)        (48,451)        (50,115)        (328,055)
                                            =========        ========        ========        ========        =========

      GAIN ON CANCELLATION OF INDEBT          102,365               0               0               0          102,365

      INTEREST EXPENSE                         (3,783)              0          (3,274)              0           (4,292)
                                            ---------        --------        --------        --------        ---------

      NET GAIN / (LOSS)                     $   6,627        $(77,210)       $(51,725)       $(50,115)       $(229,982)
                                            =========        ========        ========        ========        =========

LOSS PER COMMON SHARE
      Basic & diluted                       $ 0.0003        $ (0.0041)       $(0.0027)       $(0.0026)
                                          ==========       ==========      ==========      ==========
Weighted-average number of common
 shares outstanding                       19,010,688       19,000,000      19,010,688      19,000,000
                                          ==========       ==========      ==========      ==========

I-teleco.com, Inc.
(A Development Stage Company)

Statments of Chnages on Stockholders' Equity (Deficit)
(Unaudited)

                                                                                                           DEFICIT
                                                                                                           ACCUMULATED
                                                                                              ADDITIONAL   DURING THE
                                                                         COMMON STOCK         PAID-IN      DEVELOPMENT
                                                                     SHARES        AMOUNT     CAPITAL      STAGE          TOTAL
                                                                     ------        ------     -------      -----          -----
Balance, December 16, 1998 (date of inception)                               0    $     0    $      0     $       0     $       0

Common stock issued to related party for management services        19,000,000     19,000     (18,900)            0           100

Loss during the development stage for the period
December 16, 1998 (date of inception) through  December 31, 1998             0          0           0          (100)         (100)
                                                                    ----------    -------    --------     ---------     ---------

Balance, December 31, 1998                                          19,000,000     19,000     (18,900)         (100)            0

Loss during the development stage for the year
ended December 31, 1999                                                      0          0           0        (7,549)       (7,549)
                                                                    ----------    -------    --------     ---------     ---------

Balance, December 31, 1999                                          19,000,000     19,000     (18,900)       (7,649)       (7,549)

Loss during the development stage for the year ended
December 31, 2000                                                            0          0           0      (228,960)     (228,960)
                                                                    ----------    -------    --------     ---------     ---------

Balance, December 31, 2000                                          19,000,000     19,000     (18,900)     (236,609)     (236,509)

Increase in common stock issued resulting from agreement and
  plan of distribution ("spin-off")                                     14,120         14         (14)            0             0
                                                                    ----------    -------    --------     ---------     ---------

Gain during the development stage for the six months ended
June 30, 2001                                                                0          0           0         6,627         6,627
                                                                    ----------    -------    --------     ---------     ---------

Balance, June 30, 2001                                              19,014,120    $19,014    $(18,914)    $(229,982)    $(229,882)
                                                                    ==========    =======    ========     =========     =========

I-teleco.com, Inc.
(A Development Stage Company)

Statments of Cash Flows

                                                                              (UNAUDITED)                  (UNAUDITED)
                                                                           SIX MONTHS ENDED              FOR THE PERIOD
                                                                                JUNE 30,               DECEMBER 16, 1998
                                                                                                       (DATE OF INCEPTION)
                                                                         2001              2000         TO JUNE 30, 2001
                                                                         ----              ----         ----------------
OPERATING ACTIVITES
     Income (Deficit) accumulated during the development stage        $   6,627         $(77,230)        $(233,642)

     Adjustments to reconcile net loss to net cash used by operations

     Amortization                                                             0              100               100

     Changes in assets and liabilities
     (Increase) Decrease in prepaid expenses                                425                0                 0
     Increase (Decrease) in accounts payable and accrued
     expenses                                                           (10,551)          17,428            88,717
                                                                      ---------         --------         ---------
     Net cash used by operating activities                               (3,924)         (59,702)         (144,825)
                                                                      ---------         --------         ---------

INVESTING ACTIVITIES:

     Net cash used for investing activities                                   0                0                 0
                                                                      ---------         --------         ---------
FINANCING ACTIVITIES

     Proceed from loans and advances-related party                     (102,365)               0                 0
     Proceed from short term borrowings-net                             108,100           60,214           143,450
                                                                      ---------         --------         ---------

     Net cash used for financing activities                               5,735           60,214           143,450
                                                                      ---------         --------         ---------

INCREASE (DECREASE) IN CASH                                           $   1,811         $    512         $  (1,375)
                                                                      =========         ========         =========

CASH, BEGINNING OF YEAR                                               $      49         $     51         $       0
                                                                      =========         ========         =========

CASH, END OF YEAR                                                     $   1,860         $    563         $  (1,375)
                                                                      =========         ========         =========


I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM DECEMBER 16, 1998 (INCEPTION) TO JUNE 30, 2001
------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     During the six months ended June 30, 2001 and for the cumulative period December 16, 1998 (date of inception) to June 30, 2001, the Company did not pay any interest.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVIITES

     The Company entered into the following non-cash transactions:

     During the period ended December 31, 1998, the Company issued 19,000,000, post split, shares of common stock to I-Incubator.Com, Inc. formerly known as Master Communications, Corp. in consideration of management services in connection with the formation of the Company. The transaction was valued at $100 (See note 8).

     On January 19, 2001 the Company entered into an agreement and plan of distribution ("spin-off") with its parent company Incubator. Shareholders of Incubator received .7810 shares of the Company's common stock for each share of incubator. The spin-off resulting in 14,120 additional shares issued due to rounding. The transaction was valued at $9 (See note 8).

                 The accompanying notes are an integral part of
                          these financial statements.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

------------------------------------------------------------------------------


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

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

------------------------------------------------------------------------------


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

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

------------------------------------------------------------------------------


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

     STOCK COMPENSATION

     Stock-based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's'stock at the date of the grant over the amount an employee must pay to acquire the stock and is amortized over the vesting period. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires the Company to disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

3.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133." SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and inter company derivatives. The Company does not currently hold derivative instruments or engage in hedging activities. The requirements of SFAS 138 does not have a material effect on our financial statements and related disclosures.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

-----------------------------------------------------------------------------


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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from December 16, 1998 (date of inception) to June 30, 2001 aggregated $233,642. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

     The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

5.   INCOME TAXES

     No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. As of June 30, 2001 and December 31, 2000, the Company had net operating loss carryforwards ("NOL's") of $229,982 and $236,609, respectively, which will be available to reduce future taxable income and expense in the year ending December 31, 2015 and 2014, respectively.

     In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

                                 June 30,  2001          December 31,  2000
     Deferred tax assets           $  90,843                 $  93,461
     Valuation allowance             (90,843)                  (93,461)
                                   ---------                 ---------
     Deferred tax asset, net       $    -                    $    -
                                     =======                   =======

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

------------------------------------------------------------------------------

     At June 30, 2001 and December 31, 2000, a valuation allowance has provided and realization of the deferred tax benefit is not likely.

     The effective tax rate varies from the U.S. Federal statutory tax rate for both the periods ended June 30, 2001 and December 31, 2000, principally due to the following

      U.S. statutory tax rate            34%
      State and local taxes             5.5
      Valuation allowance             (39.5)
                                      -----

      Effective rate                     - %
                                       ====


6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses as of June 30, 2001 and December 31, 2000 consisted of the following:

                                                            June 30,              December 31,
                                                            2001                     2000
                                                            -----                    ----
       Accounts payable                                  $ 80,825                 $ 44,759
       Accrued expenses                                     3,600                    4,000
       Accrued interest                                     4,292                      509
                                                           ------                     ----

       Total accounts payable and accrued expenses       $ 88,717                 $ 49,268
                                                         ========                 ========

7.   NOTE PAYABLE

     As of June 30, 2001 and December 31, 2000, notes payable consist of twenty seven and ten individual notes aggregating a total of $93,450 and $35,350, respectively. These notes are short-term borrowings with maturities of less then or equal to one year with an interest rate ranging from 8.25% to 11%.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

-----------------------------------------------------------------------------

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

9.   RELATED PARTY TRANSACTIONS

     The Company has received funds from Incubator to meet various working capital requirements. As of December 31, 2000, these advances totaled $102,365 and are non-interest bearing and due on demand. In January 2001, the total amount of debt was cancelled due to a spin off agreement with Incubator.

     On March 1, 2000 the Company agreed to reimburse Atlas Equity Group, Inc., a related party, $159.85 per month (on a month-to-month basis) for the use of a laptop computer. Atlas Equity Group, Inc. is owned by Michael D. Farkas. The contract was cancelled by the end of 2000.

     On September 1, 2000, the Company entered into an agreement with Michael D. Farkas, the director of Incubator, a related party to purchase a domain name, I-Teleco.com, for $50,000.

     On October 5, 2000, the Company entered into an agreement with Envitro.com, Inc., a related party, to design and construct a Website for $18,538. Envitro .com, Inc. is a subsidiary of WealthHound.com, Inc., in which Michael D. Farkas is a beneficial owner.

     Between October 2000 and June 30, 2001, the Company issued to Atlas Equity Group, Inc. nineteen promissory notes aggregating $62,100. The promissory notes bear interest of 10% per annum and were due and payable on dates ranging from January 2001 through June 2002. Michael Farkas is a beneficial owner of Atlas Equity.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

------------------------------------------------------------------------------

     Between September 2000 and June 30, 2001, the Company issued to Ostonian Securities Limited seven promissory notes aggregating $27,750. The promissory notes bear interest of 8.25% per annum and are due and payable on dates ranging from September 2001 through December 2001. Atlas Equity Group, Inc., in which Michael Farkas is a beneficial owner, acts as an advisor and consultant to Ostonian.

10.  SUBSEQUENT EVENT

     In July, 2001, the Company issued a promissory note to Atlas Equity Group, Inc., a related party in which Michael D. Farkas is a beneficial owner, for an amount of $1,500 at a rate of 10% per annum. The promissory note principal amount and accrued interest are due and payable on July 9, 2002.

Item 2.  Management's Discussion and Analysis
---------------------------------------------

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

PERIOD FROM DECEMBER 16, 1998 (DATE OF INCEPTION) THROUGH JUNE 30, 2001

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Operating expenses since inception have amounted to $229,982, primarily consisting of accounting ($16,169), legal ($15,287), salary ($176,854), website development fees ($18,538) and the expense in retaining their domain name ($50,000). The accounting and legal expenses were in connection with the Company's annual and quarterly regulatory filings.

SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Development stage income during the six months ended June 30, 2001 was $6,627 as compared to expenses of $77,210 for the six months ended June 30, 2000.

Expenses for the six months ended June 30, 2001 were primarily salary ($62,500) accounting ($8,169), legal ($6,578), and corporate fees ($4,480). These fees are related to the Company's quarterly regulatory filings along with the expenses incurred as a result of the agreement and plan of distribution ("spin-off") from I-Incubator. Also resulting from the spin-off, Incubator agreed to cancel $102,365 of debt owed by the Company which result in gain for the six months ended June 30, 2001.

Expenses for the six months ended June 30, 2000 were primarily salary ($51,854), travel ($7,583), insurance ($2,127), corporate fees ($1,364) and payroll taxes ($4,365). These expenses are in connection with daily operations and the formation of the Company.

THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Development stage expenses during the three months ended June 30, 2001 were $48, 451 as compared to $50,115 for the period ended June 30, 2000.

Expenses for the three months ended June 30, 2001 were primarily salary ($33,654) along with accounting ($5,169) and legal fee ($3,248) in connection with quarterly regulatory filings.

Expenses for the three months ended June 30, 2000 were primarily salary ($33,654), travel ($4,250), payroll taxes ($2,575) and seminars and conferences ($2,115). These expenses resulted from daily operation in forming the Company.

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

For the six months ended June 30, 2001, we had a net income of $6,627. Our accumulated deficit since inception is $229,982. Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name, salary and various professional fees.

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

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.  None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 15, 2001.

                             I-Teleco.com, Inc.
                             (Registrant)

Date: August 15, 2001        /s/ Jamee Kalimi
                             ---------------------
                                 Vice President
                                 Secretary