Form 10QSB/A
period 2001-06-30
I TELECO COM INC
filed 2001-10-25
CIK 1128723

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

I-teleco.com, Inc.
(A Development Stage Company)

Balance Sheet

                                                                             (UNAUDITED)
                                                                             JUNE 30,             DECEMBER 31,
                                                                               2001                   2000
                                                                               ----                   ----
ASSETS

CURRENT ASSETS:

      Cash                                                                    $   2,285           $      49
      Prepaid expenses                                                                0                 425
                                                                              ---------           ---------
      Total current assets                                                        2,285                 474

TOTAL ASSETS                                                                  $   2,285           $     474
                                                                              =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Accounts payable and accrued expenses                                   $  88,717           $  49,268
      Due to shareholder                                                         50,000              50,000
      Note payable-related parties                                               93,450              35,350
      Loans and advances payable-related party                                        0             102,365
                                                                              ---------           ---------
      Total current liabilities                                                 232,167             236,983

STOCKHOLDERS' EQUITY:

      Common Stock, par value $.001 per share; 50,000,000 shares
      Authorized; 20,014,120 & 19,000,000 shares issued and
      Outstanding at June 30, 2001 & December 31, 2000, respectively             20,014              19,000
      Additional paid-in capital                                                (18,914)            (18,900)
      Deficit accumulated during the development stage                         (230,982)           (236,609)
                                                                              ---------           ---------

       Total stockholders' equity                                              (229,882)           (236,509)
                                                                              ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $   2,285           $     474
                                                                              =========           =========

I-teleco.com
(A Development Stage Company)

Statement of Operations

                                                   (UNAUDITED)                     (UNAUDITED)              (UNAUDITED)
                                                SIX MONTHS ENDED               THREE MONTHS ENDED         FOR THE PERIOD
                                                    JUNE 30,                        JUNE 30,             NOVEMBER 22, 1999
                                                                                                       (DATE OF INCEPTION) TO
                                           2001                2000           2001            2000            JUNE 30, 2001
                                           ----                ----           ----            ----            -------------
DEVELOPMENT STAGE REVENUES                $      -          $    -            $  -            $   -          $    -

DEVELOPMENT STAGE EXPENSES:

      Amortization                                  0               0               0               0              100
      Accounting                                8,169               0           5,169               0           16,169
      Bank charges                                102             104              45              45              410
      Consulting fees                           1,850              80           1,850               0            8,564
      Equpiment- rental                             0             480               0             480            1,599
      On-line services                            150               0              75               0              275
      Dues and subscriptions                        0             175               0             175              175
      Domain names                                  0               0               0               0           50,000
      Insurance expense                         2,646           2,127           1,786             850            7,323
      Legal fees                                6,578           3,599           3,248           3,525           15,287
      Corporate fees                            4,480           1,364             446             478            4,480
      Office general                                0             840               0             493              868
      Wages                                    62,500          51,854          33,654          33,654          176,854
      Seminars and conferences                      0           2,115               0           2,115            2,115
      Payroll taxes                             5,171           4,365           2,575           2,602           11,951
      Telephone                                   428           2,525             339           1,448            4,848
      Travel                                      566           7,582             264           4,250            8,954
      Website development                           0               0               0               0           18,538
      Miscellaneous                                 0               0               0               0              230
      Printing                                    315               0               0               0              315
                                            ---------        --------        --------        --------        ---------

TOTAL DEVELOPMENT STAGE EXPENSES               92,955          77,210          49,451          50,115          329,055
                                            ---------        --------        --------        --------        ---------

      LOSS FROM OPERATION                     (92,955)        (77,210)        (49,451)        (50,115)        (329,055)
                                            =========        ========        ========        ========        =========

      GAIN ON CANCELLATION OF INDEBT          102,365               0               0               0          102,365

      INTEREST EXPENSE                         (3,783)              0          (3,274)              0           (4,292)
                                            ---------        --------        --------        --------        ---------

      NET GAIN / (LOSS)                     $   5,627        $(77,210)       $(52,725)       $(50,115)       $(230,982)
                                            =========        ========        ========        ========        =========

LOSS PER COMMON SHARE
      Basic & diluted                       $ 0.0003        $ (0.0041)       $(0.0027)       $(0.0026)
                                          ==========       ==========      ==========      ==========
Weighted-average number of common
 shares outstanding                       19,442,691       19,000,000      19,226,157      19,000,000
                                          ==========       ==========      ==========      ==========


I-teleco.com, Inc.
(A Development Stage Company)

Statments of Chnages on Stockholders' Equity (Deficit)
(Unaudited)

                                                                                                           DEFICIT
                                                                                                           ACCUMULATED
                                                                                              ADDITIONAL   DURING THE
                                                                         COMMON STOCK         PAID-IN      DEVELOPMENT
                                                                     SHARES        AMOUNT     CAPITAL      STAGE          TOTAL
                                                                     ------        ------     -------      -----          -----
Balance, December 16, 1998 (date of inception)                               0    $     0    $      0     $       0     $       0

Common stock issued to a related party for management service       19,000,000     19,000     (18,900)            0           100

Loss during the development stage for the period
December 16, 1998 (date of inception) through  December 31, 1998             0          0           0          (100)         (100)
                                                                    ----------    -------    --------     ---------     ---------

Balance, December 31, 1998                                          19,000,000     19,000     (18,900)         (100)            0

Loss during the development stage for the year
ended December 31, 1999                                                      0          0           0        (7,549)       (7,549)
                                                                    ----------    -------    --------     ---------     ---------

Balance, December 31, 1999                                          19,000,000     19,000     (18,900)       (7,649)       (7,549)

Loss during the development stage for the year ended
December 31, 2000                                                            0          0           0      (228,960)     (228,960)
                                                                    ----------    -------    --------     ---------     ---------

Balance, December 31, 2000                                          19,000,000     19,000     (18,900)     (236,609)     (236,509)

Increase in common stock issued resulting from agreement and
  plan of distribution ("spin-off")                                     14,120         14         (14)            0             0
                                                                    ----------    -------    --------     ---------     ---------

Restricted common stock issued for services
  rendered to the Company                                            1,000,000      1,000           0             0         6,000

Gain during the development stage for the six months ended
June 30, 2001                                                                0          0           0         5,627         5,627
                                                                    ----------    -------    --------     ---------     ---------

Balance, June 30, 2001                                              20,014,120    $20,014    $(18,914)    $(230,982)    $(229,882)
                                                                    ==========    =======    ========     =========     =========


I-teleco.com, Inc.
(A Development Stage Company)

Statments of Cash Flows

                                                                              (UNAUDITED)                  (UNAUDITED)
                                                                           SIX MONTHS ENDED              FOR THE PERIOD
                                                                                JUNE 30,               DECEMBER 16, 1998
                                                                                                       (DATE OF INCEPTION)
                                                                         2001              2000         TO JUNE 30, 2001
                                                                         ----              ----         ----------------
OPERATING ACTIVITES

     Income (Deficit) accumulated during the development stage        $   5,627         $(77,230)        $(230,982)

     Adjustments to reconcile net loss to net cash used by operations:

     Amortization                                                             0              100               100
     Share issued for management services                                 1,000                0             1,000

     Changes in assets and liabilities:
     (Increase) Decrease in prepaid expenses                                425                0                 0
     Increase (Decrease) in accounts payable and accrued
     expenses                                                           (10,551)          17,428            88,717
                                                                      ---------         --------         ---------
     Net cash used by operating activities                               (3,499)         (59,702)         (144,825)
                                                                      ---------         --------         ---------

INVESTING ACTIVITIES:

     Net cash used for investing activities                                   0                0                 0
                                                                      ---------         --------         ---------
FINANCING ACTIVITIES

     Proceed from loans and advances-related party                     (102,365)               0                 0
     Proceed from short term borrowings-net                             108,100           60,214           143,450
                                                                      ---------         --------         ---------

     Net cash used for financing activities                               5,735           60,214           143,450
                                                                      ---------         --------         ---------

INCREASE (DECREASE) IN CASH                                           $   2,236         $    512         $  (2,285)
                                                                      =========         ========         =========

CASH, BEGINNING OF YEAR                                               $      49         $     51         $       0
                                                                      =========         ========         =========

CASH, END OF YEAR                                                     $   2,285         $    563         $  (2,285)
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

     On January 19, 2001 the Company entered into an agreement and plan of distribution ("spin-off") with its parent company Incubator. Shareholders of Incubator received .7810 shares of the Company's common stock for each share of incubator. The spin-off resulting in 14,120 additional shares issued due to rounding. The transaction was valued at $14 (See note 8).

     On May 22, 2001, the Company issued Joshua Lurie the president of the Company, 1,000,000 shares of restricted common stock for management services rendered to the company. The transaction was valued at $1,000 (See note 8).

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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from December 16, 1998 (date of inception) to June 30, 2001 aggregated $230,982. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

     The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

5.   INCOME TAXES

     No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. As of

     June 30, 2001 and December 31, 2000, the Company had cumulative net operating loss carryforwards ("NOL's") of $230,982 and $236,609,

     respectively, which will be available to reduce future taxable income and expense in the year ending December 31, 2015 and 2014, respectively.

     In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

                                 June 30,  2001          December 31,  2000

     Deferred tax assets           $  91,238                 $  93,461
     Valuation allowance             (91,238)                  (93,461)
                                   ---------                 ---------
     Deferred tax asset, net       $    -                    $    -
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

     On May 22, 2001, the Company issued 1,000,000 restricted common shares to Joshua Lurie, the president of the Company for management services rendered to the company valued at $1,000.


9.   RELATED PARTY TRANSACTIONS

     The Company has received funds from Incubator to meet various working capital requirements. As of December 31, 2000, these advances totaled $102,365 and are non-interest bearing and due on demand. In January 2001, the total amount of debt was cancelled due to a spin off agreement with Incubator.

     On March 1, 2000 the Company agreed to reimburse Atlas Equity Group, Inc., a related party, $159.85 per month (on a month-to-month basis) for the use of a laptop computer. Michael D.Farkas owns Atlas Equity Group, Inc. The contract was cancelled at the end of 2000.

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

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.  None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on October 25, 2001.

                             I-Teleco.com, Inc.
                             (Registrant)

Date: October 25, 2001        /s/ Jamee Kalimi
                             ---------------------

                                 Vice President
                                 Secretary