Form 10QSB
period 2001-09-30
I TELECO COM INC
filed 2001-12-12
CIK 1128723

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

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

                   Yes    X      No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 12, 2001 the Company had 20,014,161 shares of Common Stock outstanding, $0.0001 par value.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The financial statements are presented on the accrual basis.

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

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

On July 15, 2001 a majority of the shareholders of the Company removed Joshua
Lurie as director of the Company.  No shareholder meeting was held.

Item 5. Other Information

Signatures

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
AND 2000 AND FOR THE PERIOD DECEMBER 16, 1998
(DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2001

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS                                                Page
-------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT                                      1

AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
AND 2000 AND FOR THE PERIOD DECEMBER 16, 1998
(DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2001


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

INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors
I-Teleco.com, Inc.
(A Development Stage Company)
Miami, Florida

We have audited the accompanying balance sheet of I-Teleco.com, Inc. (a development stage company) as of December 31, 2000 and the related statement of operations, change in stockholders' equity and cash flow for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe the audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of I-Teleco.com, Inc. as of December 31, 2000, and the result of its operations and its cash flow for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statement has been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statement, the Company is a development stage company. The realization of a major portion of its assets is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statement does not include any adjustments that might result from this uncertainty.

Salibello & Broder LLP
New York, NY
April 4, 2001

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

-------------------------------------------------------------------------------

                                                                                   (UNAUDITED)
                                                                                  SEPTEMBER 30, 2001           DECEMBER 31, 2000
                                                                                  ------------------           -----------------
ASSETS

CURRENT ASSETS:
     Cash                                                                                  $ 246                    $ 49
     Prepaid expenses                                                                          0                     425
                                                                               ------------------       -----------------

     Total current assets                                                                    246                     474

TOTAL ASSETS                                                                               $ 246                   $ 474
                                                                               ==================       =================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

     Accounts payable and accrued expenses                                              $ 97,137                $ 49,268
     Due to shareholder                                                                        0                  50,000
     Note payable-related parties                                                         95,650                  35,350
     Loans and advances payable-related party                                                  0                 102,365
                                                                               ------------------       -----------------
     Total current liabilities                                                           192,787                 236,983

STOCKHOLDERS' EQUITY:

     Common Stock, par value $.001 per share; 50,000,000 shares authorized; 20,014,161 & 19,000,000 shares issued and
      outstanding at September 30, 2001 & December 31, 2000, respectively                 20,014                  19,000
     Additional paid-in capital                                                          (18,914)                (18,900)
     Deficit accumulated during the development stage                                   (193,641)               (236,609)
                                                                               ------------------       -----------------
      Total stockholders' equity                                                        (192,541)               (236,509)
                                                                               ------------------       -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 246                   $ 474
                                                                               ==================       =================

                 The accompanying notes are an integral part of
                          these financial statements.

                                       -2

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

-------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS

                                                  (UNAUDITED)                   (UNAUDITED)             (UNAUDITED)
                                               NINE MONTHS ENDED             THREE MONTHS ENDED         FOR THE PERIOD
                                                 SEPTEMBER 30,                  SEPTEMBER 30,           DECEMBER 16, 1998
                                                                                                        (DATE OF INCEPTION) TO
                                             2001            2000           2001            2000        SEPTEMBER 30, 2001
                                             ----            ----           ----            ----        ------------------
DEVELOPMENT STAGE REVENUES               $          0    $          0    $          0    $          0    $          0
                                         ------------    ------------    ------------    ------------    ------------

DEVELOPMENT STAGE EXPENSES:
       Amortization                                 0               0               0               0             100
       Accounting                              14,127           2,500           5,958           2,500          22,127
       Bank charges                               147             160              45              56             455
       Consulting fees                          2,669             268             819             188           9,383
       Equpiment- rental                            0             799               0             320           1,599
       On-line services                           225               0              75               0             350
       Dues and subscriptions                       0             175               0               0             175
       Domain names                                 0          50,000               0          50,000          50,000
       Insurance expense                        3,106           3,827             460           1,700           7,783
       Legal fees                               6,852           6,414             275           2,815          15,561
       Corporate fees                           5,008           1,364             527               0           5,008
       Office general                               0             843               0              13             868
       Wages                                   65,384          80,701           2,884          28,846         179,738
       Seminars and conferences                     0           2,115               0               0           2,115
       Payroll taxes                            5,392           6,292             221           1,928          12,172
       Telephone                                  370           3,517             (58)            992           4,790
       Travel                                     566           8,045               0             462           8,954
       Website development                          0          18,538               0          18,538          18,538
       Miscellaneous                                0              18               0               8             230
       Printing                                   315               0               0               0             315
                                         ------------    ------------    ------------    ------------    ------------
TOTAL DEVELOPMENT STAGE EXPENSES              104,161         185,576          11,206         108,366         340,261
                                         ------------    ------------    ------------    ------------    ------------

       LOSS FROM OPERATIONS                  (104,161)       (185,576)        (11,206)       (108,366)       (340,261)

       GAIN ON CANCELLATION OF INDEBT         152,365               0          50,000               0         152,365

       INTEREST EXPENSE                        (5,236)            (21)         (1,453)            (21)         (5,745)
                                         ------------    ------------    ------------    ------------    ------------

       NET GAIN / (LOSS)                 $     42,968    $   (185,597)   $     37,341    $   (108,387)   $   (193,641)
                                         ============    ============    ============    ============    ============

LOSS PER COMMON SHARE
       Basic & diluted                   $       0.00    $      (0.01)   $       0.00    $      (0.01)
                                         ============    ============    ============    ============
Weighted-average number of common
 shares outstanding                        19,491,698      19,000,000      20,014,120      19,000,000
                                          ============    ============    ============    ============

    The accompanying notes are an integral part of these financial statements

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

-------------------------------------------------------------------------------

                                                                                                     ADDITIONAL
                                                                            COMMON STOCK             PAID-IN
                                                                       SHARES         AMOUNT         CAPITAL
                                                                       ------         ------         -------
Balance, December 16, 1998 (date of inception)                                0     $        0     $        0

Common stock issued to related party for management services         19,000,000         19,000        (18,900)

Loss during the development stage for the period
December 16, 1998 (date of inception) through  December 31, 1998              0              0              0
                                                                     ----------     ----------     ----------

Balance, December 31, 1998                                           19,000,000         19,000        (18,900)

Loss during the development stage for the year
ended December 31, 1999                                                       0              0              0
                                                                     ----------     ----------     ----------

Balance, December 31, 1999                                           19,000,000         19,000        (18,900)

Loss during the development stage for the year ended
December 31, 2000                                                             0              0              0
                                                                     ----------     ----------     ----------

Balance, December 31, 2000                                           19,000,000         19,000        (18,900)

Increase in common stock issued resulting from agreement and
  plan of distribution ("spin-off")                                      14,120             14            (14)

Shares issued for services rendered by Josh Lurie                     1,000,000          1,000              0

Gain during the development stage for the nine months ended
  September 30, 2001                                                          0              0              0
                                                                     ----------     ----------     ----------

Balance, September 30, 2001                                          20,014,120     $   20,014     $  (18,914)
                                                                     ==========     ==========     ==========

                                                                      DEFICIT
                                                                      ACCUMULATED
                                                                      DURING THE
                                                                      DEVELOPMENT
                                                                      STAGE            TOTAL
                                                                      -----            -----
Balance, December 16, 1998 (date of inception)                       $        0      $        0

Common stock issued to related party for management services                  0             100

Loss during the development stage for the period
December 16, 1998 (date of inception) through  December 31, 1998           (100)           (100)
                                                                     ----------      ----------

Balance, December 31, 1998                                                 (100)              0

Loss during the development stage for the year
ended December 31, 1999                                                  (7,549)         (7,549)
                                                                     ----------      ----------

Balance, December 31, 1999                                               (7,649)         (7,549)

Loss during the development stage for the year ended
December 31, 2000                                                      (228,960)       (228,960)
                                                                     ----------      ----------

Balance, December 31, 2000                                             (236,609)       (236,509)

Increase in common stock issued resulting from agreement and
  plan of distribution ("spin-off")                                           0               0

Shares issued for services rendered by Josh Lurie                             0               0

Gain during the development stage for the nine months ended
  September 30, 2001                                                     42,968          42,968
                                                                     ----------      ----------

Balance, September 30, 2001                                          $ (193,641)     $ (193,541)
                                                                     ==========      ==========

                 The accompanying notes are an integral part of
                          these financial statements.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------

                                                                                   (UNAUDITED)                (UNAUDITED)
                                                                                 NINE MONTHS ENDED            FOR THE PERIOD
                                                                                   SEPTEMBER 30,              DECEMBER 16, 1998
                                                                                                             (DATE OF INCEPTION) TO
                                                                             2001                  2000        SEPTEMBER 30, 2001
                                                                             ----                  ----        ------------------
OPERATING ACTIVITES
    Income (Deficit) accumulated during the development stage               $ 42,968            $ (185,597)          $ (193,641)

    Adjustments to reconcile net loss to net cash used by operations

    Amortization                                                                   0                     0                  100
    Stock issued for management services                                       1,000                     0                1,000
    Changes in assets and liabilities
     (Increase) Decrease in prepaid expenses                                     425                     0                    0
     Increase (Decrease) in accounts payable and accrued
      expenses                                                                47,869                33,743               97,137
                                                                    -----------------      ----------------     ----------------
    Net cash provided (used) by operating activities                          92,262              (151,854)             (95,404)
                                                                    -----------------      ----------------     ----------------
INVESTING ACTIVITIES:

    Net cash used for investing activities                                         0                     0                    0
                                                                    -----------------      ----------------     ----------------

FINANCING ACTIVITIES

    Notes payable - related party                                             60,300                 5,000               95,650
    Proceeds from loans and advances-related party                          (102,365)               96,803                    0
    Proceeds from short term borrowings-net                                  (50,000)               50,000                    0
                                                                    -----------------      ----------------     ----------------
    Net cash provided (used) for financing activities                        (92,065)              151,803               95,650
                                                                    -----------------      ----------------     ----------------
INCREASE (DECREASE) IN CASH                                                    $ 197                 $ (51)               $ 246
                                                                    =================      ================     ================
CASH, BEGINNING OF PERIOD                                                       $ 49                  $ 51                  $ 0
                                                                    =================      ================     ================
CASH, END OF PERIOD                                                            $ 246                   $ 0                $ 246
                                                                    =================      ================     ================

                 The accompanying notes are an integral part of
                          these financial statements.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

-------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

         During the nine months ended September 30, 2001 and for the cumulative period December 16, 1998 (date of inception) to September 30, 2001, the Company did not pay any interest.

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

         On May 22, 2001, the Company issued 1,000,000 shares of common stock in consideration of management services rendered to the Company. This transaction was valued at $1,000. (See note 8).

                 The accompanying notes are an integral part of
                          these financial statements.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

1.   ORGANIZATION

     I-Teleco.com, Inc. ("the Company"), formerly Mastertel Communications Corp., was incorporated on December 16, 1998 under the laws of the State of Florida. The Company's operations have been devoted primarily to structuring and positioning itself to provide telecommunication services in various markets throughout the United States. The Company intends to grow through internal development, strategic alliances and acquisitions of existing business. The company has the authority to issue 50,000,000 shares of common stock. The Company is a development stage company and has had limited activity.

     The Company was a wholly owned subsidiary of I-Incubator.com, Inc. ("Incubator"), formerly known as Master Communication, Inc., a publicly traded company listed on the OTC Electronic Bulletin Board (OTCBB:INQU). On January 19, 2001, the Company entered into an agreement and plan of distribution ("spin-off") with Incubator. Upon spin-off, the shareholders of I-Incubator received 0.7810 shares of the Company's common stock for each share of Incubator owned as of February 13, 2001, totaling 19,014,120 common shares. As a result of this spin-off and share distribution Atlas Equity Group, Inc., a related party, in which Michael D. Farkas is a beneficial owner, received 3,999,985 shares, representing approximately 21% of the Company's outstanding common stock, The Farkas Group, Inc., in which Michael D. Farkas is a beneficial owner, received 2,577,300 shares representing approximately 13.5% of the Company's common stock and GSM Communications, Inc. in which Michael D. Farkas is a beneficial owner, received 2,153,217 shares representing approximately 11.3% of the Company. Also, as a result of the spin off I-Incubator agreed to cancel the debt owed by the Company of $102,365.

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

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

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

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

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

3.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March, 2000 the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, Interpretation of APB Opinion No. 25." Interpretation No. 44 clarifies the application of Accounting Principle Board Opinion No. 25 to certain issues including: (1) the definition of employee for purposes of applying APB No. 25, (2) the criteria for determining whether a plan qualifies as a non-compensatory plan, (3) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (4) the accounting for an exchange of stock compensation awards in business combinations. Management adopted the application of the fair value method under FASB Statement 123 and, therefore, this Interpretation does not have a material effect on the financial statements.

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

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from December 16, 1998 (date of inception) to September 30, 2001 aggregated $193,641. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

     The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

5.   INCOME TAXES

     No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. As of September 30, 2001 and December 31, 2000, the Company had net operating loss carryforwards ("NOL's") of $193,641 and $236,609, respectively, which will be available to reduce future taxable income and expense in the year ending December 31, 2015 and 2014, respectively.

     In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

                                                                   September 30,            December 31,
                                                                      2001                      2000
                                                                      ----                      ----
                  Deferred tax assets                             $     76,488              $      93,461
                  Valuation allowance                                  (76,488)                   (93,461)
                                                                  ------------              -------------

                  Deferred tax asset, net                         $      -                  $      -
                                                                  ============              =============

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

     At September 30, 2001 and December 31, 2000, a valuation allowance has provided and realization of the deferred tax benefit is not likely.

     The effective tax rate varies from the U.S. Federal statutory tax rate for both the periods ended September 30, 2001 and December 31, 2000, principally due to the following

        U.S. statutory tax rate                                     34%
        State and local taxes                                       5.5
        Valuation allowance                                      (39.5)

        Effective rate                                             - %

6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses as of September 30, 2001 and December 31, 2000 consisted of the following:

                                                                                 September 30,            December 31,
                                                                                     2001                     2000
                  Accounts payable                                             $       86,992           $       44,759
                  Accrued expenses                                                      4,400                    4,000
                  Accrued interest                                                      5,745                      509
                                                                               --------------           --------------
                  Total accounts payable and accrued expenses                   $      97,137            $      49,268
                                                                               ==============           ==============

7.   NOTE PAYABLE

     As of September 30, 2001 and December 31, 2000, notes payable consist of twenty nine and ten individual notes aggregating a total of $95,650 and $35,350, respectively. These notes are short-term borrowings with maturities of less then or equal to one year with an interest rate ranging from 8.25% to 11%.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

     On January 19, 2001 the Company entered into an agreement and plan of distribution ("spin-off") with its parent company Incubator. Shareholders of Incubator received .7810 shares of the Company's common stock for each share of incubator. The spin-off resulting in 14,120 additional shares issued due to rounding. This transaction was valued at $14.

     On May 22, 2001 the Company authorized the issuance of 1,000,000 shares of restricted common stock to Josh Lurie for services rendered to the Company. This transaction was valued at $1,000.

9.   RELATED PARTY TRANSACTIONS

     The Company has received funds from Incubator to meet various working capital requirements. As of December 31, 2000, these advances totaled $102,365 and are non-interest bearing and due on demand. In January 2001, the total amount of debt was cancelled due to a spin off agreement with Incubator.

     On March 1, 2000, the Company agreed to reimburse Atlas Equity Group, Inc., a related party, $160 per month (on a month-to-month basis) for the use of a laptop computer. Atlas Equity Group, Inc. is owned by Michael D. Farkas. The contract was cancelled by the end of 2000.

     On September 1, 2000, the Company entered into an agreement with Michael D. Farkas, the director of Incubator and a related party, to purchase a domain name, I-Teleco.com, for $50,000. On August 24, 2001, the Company and Michael D. Farkas entered into an agreement to cancel this transaction. Accordingly, the $50,000 due to Michael D. Farkas under the original agreement was cancelled by Mr. Farkas in consideration for the return of the Company's domain names. The $50,000 is reflected as cancellation of debt in the accompanying financial statements.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

     On October 5, 2000, the Company entered into an agreement with Envitro.com, Inc., a related party, to design and construct a Website for $18,538. Envitro .com, Inc. is a subsidiary of WealthHound.com, Inc., in which Michael D. Farkas is a beneficial owner.

     Between October 2000 and September 30, 2001, the Company issued to Atlas Equity Group, Inc. twenty one promissory notes aggregating $64,300. The promissory notes bear interest of 10% per annum and were due and payable on dates ranging from January 2001 through June 2002. Michael Farkas is a beneficial owner of Atlas Equity.

     Between September 2000 and September 30, 2001, the Company issued to Ostonian Securities Limited seven promissory notes aggregating $27,750. The promissory notes bear interest of 8.25% per annum and are due and payable on dates ranging from September 2001 through December 2001. Atlas Equity Group, Inc., in which Michael Farkas is a beneficial owner, acts as an advisor and consultant to Ostonian.

10.  SUBSEQUENT EVENT

     In October 25, 2001, the Company issued a promissory note to Atlas Equity Group, Inc., a related party in which Michael D. Farkas is a beneficial owner, for an amount of $100 at a rate of 10% per annum. The promissory note principal amount and accrued interest are due and payable on October 24, 2002.

     In November 14, 2001, the Company issued a promissory note to Atlas Equity Group, Inc., a related party in which Michael D. Farkas is a beneficial owner, for an amount of $350 at a rate of 10% per annum. The promissory note principal amount and accrued interest are due and payable on November 13, 2002.

     On November 29, 2001, the Company entered into a non-binding Memorandum of Understanding ("MOU") with an unrelated company with respect to a possible transaction between the parties. In connection with the MOU, the unrelated company loaned the Company $25,000 (the "Loan"). The Loan was due and payable by December 14, 2001, if a transaction as contemplated by the MOU was not executed by such date. The Loan bears interest at the rate of one and one half percent (1.5%) per month on the unpaid portion of the Loan or the highest interest allowed by the laws and regulations of the State of New York, whichever is the higher, compounded monthly. On December 11, 2001, the Company agreed to the assignment of the MOU, and the Loan thereunder, to another unrelated entity. Also on December 11, 2001, the assignee of the MOU and the Company amended the MOU by extending the Loan repayment date to January 20, 2002.

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

PERIOD FROM DECEMBER 16, 1998 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2001

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Operating expenses since inception have amounted to $193,641, primarily consisting of accounting ($22,127), legal ($15,561), salary ($179,738), the purchase of the Company's domain name ($50,000) and website development fees ($18,538). The Company also had other income resulting from the cancellation of debt owed to the parent Company I-Incubator.com, Inc. ($102,365) and an agreement made between the Company and Michael Farkas to return ownership of its domain names in return for the cancellation of debt owed to Mr. Farkas ($5,000).

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Development stage income during the nine months ended September 30, 2001 was $42,968 as compared to expenses of $185,597 for the nine months ended September 30, 2000.

Expenses for the nine months ended September 30, 2001 were primarily salary ($65,384) accounting ($14,127), legal ($6,852), and corporate fees ($5,008).
These fees are related to the Company's form 10 annual and quarterly regulatory filings along with the expenses incurred as a result of the spin-off from I-Incubator. The Company also had other income resulting from the cancellation of debt owed to the parent Company I-Incubator.com, Inc. ($102,365) and an agreement made between the Company and Michael Farkas to return ownership of its domain names in return for the cancellation of debt owed to Mr. Farkas ($5,000).

-----------------------------------------------------

Expenses for the nine months ended September 30, 2000 were primarily the purchase of the Company's domain names ($50,000), development of its Website ($18,538) along with salary (80,701).

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Development stage income during the three months ended September 30, 2001 was $37,341 as compared to $108,387 for the period ended September 30, 2000.

Expenses for the three months ended September 30, 2001 were primarily salary ($2,884) along with accounting ($5,958) and legal fee ($274) in connection with quarterly regulatory filings. The Company also had other income from the cancellation of debt owed to Michael Farkas in return for the return of Mr. Jarkas' rights to the Company's domain name.

Expenses for the three months ended September 30, 2000 were primarily the purchase of the Company's domain names ($50,000), development of its Website ($18,538) along with salary ($28,846).

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

For the nine months ended September 30, 2001, we had a net income of $42,968. Our accumulated deficit since inception is $193,641. Such accumulated losses have resulted primarily from costs incurred in the development of website, salary and various professional fees.

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

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.  None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on December 12, 2001.

                             I-Teleco.com, Inc.
                             (Registrant)

Date: December 12, 2001      /s/ Jamee Kalimi
                             ---------------------
                                 President