Form 10QSB/A
period 2001-09-30
I TELECO COM INC
filed 2001-12-17
CIK 1128723

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

INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors
I-Teleco.com, Inc.
(A Development Stage Company)
Miami, Florida

We have audited the accompanying balance sheet of I-Teleco.com, Inc. (a development stage company) as of December 31, 2000 and the related statement of operations, changes in stockholders' equity and cash flow for the year ended December 31, 2000. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures I-n the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe the audit provides a reasonable basis for our opinion.

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

                                       -2

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

-------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS

                                                 (UNAUDITED)                        (UNAUDITED)             (UNAUDITED)
                                              NINE MONTHS ENDED                 THREE MONTHS ENDED        FOR THE PERIOD
                                                 SEPTEMBER 30,                    SEPTEMBER 30,          DECEMBER 16, 1998
                                                -------------                    -------------
                                                                                                        (DATE OF INCEPTION) TO
                                            2001             2000            2001            2000        SEPTEMBER 30, 2001
DEVELOPMENT STAGE REVENUES               $          0    $          0    $          0    $          0    $          0
                                         ------------    ------------    ------------    ------------    ------------

DEVELOPMENT STAGE EXPENSES:
       Amortization                                 0               0               0               0             100
       Accounting                              14,127           2,500           5,958           2,500          22,127
       Bank charges                               147             160              45              56             455
       Consulting fees                          2,669             268             819             188           9,383
       Equpiment- rental                            0             799               0             320           1,599
       On-line services                           225               0              75               0             350
       Dues and subscriptions                       0             175               0               0             175
       Domain names                                 0          50,000               0          50,000          50,000
       Insurance expense                        3,106           3,827             460           1,700           7,783
       Legal fees                               6,852           6,414             275           2,815          15,561
       Corporate fees                           5,008           1,364             527               0           5,008
       Office general                               0             843               0              13             868
       Wages                                   65,384          80,701           2,884          28,846         179,738
       Seminars and conferences                     0           2,115               0               0           2,115
       Payroll taxes                            5,392           6,292             221           1,928          12,172
       Telephone                                  370           3,517             (58)            992           4,790
       Travel                                     566           8,045               0             462           8,954
       Website development                          0          18,538               0          18,538          18,538
       Miscellaneous                                0              18               0               8             230
       Printing                                   315               0               0               0             315
                                         ------------    ------------    ------------    ------------    ------------
TOTAL DEVELOPMENT STAGE EXPENSES              104,161         185,576          11,206         108,366         340,261
                                         ------------    ------------    ------------    ------------    ------------

       LOSS FROM OPERATIONS                  (104,161)       (185,576)        (11,206)       (108,366)       (340,261)

       GAIN ON CANCELLATION OF INDEBT         152,365               0          50,000               0         152,365

       INTEREST EXPENSE                        (5,236)            (21)         (1,453)            (21)         (5,745)
                                         ------------    ------------    ------------    ------------    ------------

       NET GAIN / (LOSS)                 $     42,968    $   (185,597)   $     37,341    $   (108,387)   $   (193,641)
                                         ============    ============    ============    ============    ============

LOSS PER COMMON SHARE
       Basic & diluted                   $       0.00    $      (0.01)   $       0.00    $      (0.01)
                                         ============    ============    ============    ============
Weighted-average number of common
 shares outstanding                        19,491,698      19,000,000      20,014,120      19,000,000
                                         ============    ============    ============    ============

    The accompanying notes are an integral part of these financial statements

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
-------------------------------------------------------------------------------


                                                                                                    ADDITIONAL
                                                                           COMMON STOCK             PAID-IN
                                                                      SHARES          AMOUNT        CAPITAL
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
                                                                     ==========     ==========     ==========


                                                                     DEFICIT
                                                                     ACCUMULATED
                                                                     DURING THE
                                                                     DEVELOPMENT
                                                                     STAGE                TOTAL
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

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                                                                          (UNAUDITED)              (UNAUDITED)
                                                                                         NINE MONTHS ENDED        FOR THE PERIOD
                                                                                         SEPTEMBER 30,           DECEMBER 16, 1998
                                                                                         -------------
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

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------


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

         ("Incubator") formerly known as Master Communications, Corp. in consideration of management services in connection with the formation of the Company. This transaction was valued at $100 (See note 8).

         On January 19, 2001 the Company entered into an agreement and plan of distribution ("spin-off") with its parent company Incubator. Shareholders of Incubator received .7810 shares of the Company's common stock for each share of Incubator. The spin-off resulting in 14,120 additional shares issued due to rounding. This transaction was valued at $14 (See note 8).

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

     The Company was a wholly owned subsidiary of Incubator, formerly known as

     Master Communication, Inc., a publicly traded company listed on the OTC Electronic Bulletin Board (OTCBB:INQU). On January 19, 2001, the Company entered into an agreement and plan of distribution ("spin-off") with Incubator. Upon spin-off, the shareholders of Incubator received 0.7810 shares of the Company's common stock for each share of Incubator owned as of February 13, 2001, totaling 19,014,120 common shares. As a result of this spin-off and share distribution Atlas Equity Group, Inc., a related party, in which Michael D. Farkas is a beneficial owner, received 3,999,985 shares, representing approximately 21% of the Company's outstanding common stock, The Farkas Group, Inc., in which Michael D. Farkas is a beneficial owner, received 2,577,300 shares representing approximately 13.5% of the Company's common stock and GSM Communications, Inc. in which Michael D. Farkas is a beneficial owner, received 2,153,217 shares representing approximately 11.3% of the Company. Also, as a result of the spin off I-Incubator agreed to cancel the debt owed by the Company of $102,365.

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

     STOCK COMPENSATION

     Stock-based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock and is amortized over the vesting period. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires the Company to disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

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

     In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

                                                                   September 30,            December 31,
                                                                      2001                      2000
                                                                  ------------              --------
                  Deferred tax assets                             $     76,488              $      93,461
                  Valuation allowance                                  (76,488)                   (93,461)
                                                                  ------------              -------------
                  Deferred tax asset, net                         $      -                  $        -
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
                                                                 =====

6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses as of September 30, 2001 and December 31, 2000 consisted of the following:

                                                                        September 30,           December 31,
                                                                              2001                    2000
                                                                        -------------           ----------
          Accounts payable                                             $       86,992           $       44,759
          Accrued expenses                                                      4,400                    4,000
          Accrued interest                                                      5,745                      509
                                                                       --------------           --------------
          Total accounts payable and accrued expenses                   $      97,137            $      49,268
                                                                        =============            =============

7.   NOTE PAYABLE

     As of September 30, 2001 and December 31, 2000, notes payable consist of twenty nine and ten individual notes aggregating a total of $95,650 and $35,350, respectively. These notes are short-term borrowings with maturities of less then or equal to one year with an interest rate ranging from 8.25% to 11%.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

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

Item 2.  Management's Discussion and Analysis
----------------------------------------------

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

PERIOD FROM DECEMBER 16, 1998 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2001

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset our business development expenses.

Operating expenses since inception have amounted to $193,641, primarily consisting of accounting ($22,127), legal ($15,561), salary ($179,738), the purchase of the Company's domain name ($50,000) and website development fees ($18,538). The Company also had other income resulting from the cancellation of debt owed to the parent Company I-Incubator.com, Inc. ($102,365) and an agreement made between the Company and Michael Farkas to return ownership of its domain names in return for the cancellation of debt owed to Mr. Farkas

($50,000).

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Development stage income during the nine months ended September 30, 2001 was $42,968 as compared to expenses of $185,597 for the nine months ended September 30, 2000.

Expenses for the nine months ended September 30, 2001 were primarily salary ($65,384) accounting ($14,127), legal ($6,852), and corporate fees ($5,008).
These fees are related to the Company's form 10 annual and quarterly regulatory filings along with the expenses incurred as a result of the spin-off from I-Incubator. The Company also had other income resulting from the cancellation of debt owed to the parent Company I-Incubator.com, Inc. ($102,365) and an agreement made between the Company and Michael Farkas to return ownership of its domain names in return for the cancellation of debt owed to Mr. Farkas

($50,000).

-----------------------------------------------------

Expenses for the nine months ended September 30, 2000 were primarily the purchase of the Company's domain names ($50,000), development of its Website

($18,538) along with salary ($80,701).

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Development stage income during the three months ended September 30, 2001 was

$37,341 as compared to expenses of $108,387 for the period ended September 30, 2000.

Expenses for the three months ended September 30, 2001 were primarily salary ($2,884) along with accounting ($5,958) and legal fee ($274) in connection with quarterly regulatory filings. The Company also had other income from the cancellation of debt owed to Michael Farkas in return for the rights to the Company's domain name.

Expenses for the three months ended September 30, 2000 were primarily the purchase of the Company's domain names ($50,000), development of its Website

($18,538), and salary ($28,846).

Liquidity and Capital Resources
-------------------------------

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

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.  None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on December 17, 2001.

                             I-Teleco.com, Inc.
                             (Registrant)

Date: December 17, 2001      /s/ Jamee Kalimi
                             ---------------------
                                 President