Form 10KSB
period 2001-12-31
I TELECO COM INC
filed 2002-04-16
CIK 1128723

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the

                         SECURITIES EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2001

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

Yes   [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2001: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 12, 2002, was: $N/A

Number of shares of the registrant's common stock outstanding as of April 12, 2002 was: 40,398,148

Transfer Agent as of April 12, 2002:     Corporate Stock Transfer
                                         3200 Cherry Creek Drive, Suite 430
                                         Denver, Colorado 80209

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

EMPLOYEES

As of April 12, 2002, the Company employed a total of one person, on a part time basis. In addition, depending on demand, the Company will utilize manpower agencies to contract between additional persons on a temporary, part-time basis. The Company's employee is not represented by a labor union. The Company believes that its relations with its employee is good.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On April 12, 2002, there were 62 shareholders of record of the Company's common stock. Based on information received from brokers and others in fiduciary capacities, the Company estimates that the total number of shareholders of the Company's common stock exceeds 650. The Company's common stock is not currently available for trading.

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

PERIOD FROM DECEMBER 16, 1998 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2001

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Operating expenses since inception have amounted to ($313,570), primarily consisting of accounting ($29,123), legal ($20,502), salary ($179,738) and website development fees ($18,538).

YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

Development stage loss during the year ended December 31, 2001 was ($76,961) as compared to ($228,960) for the year ended December 31, 2000.

Expenses for the year ended December 31, 2001 were primarily salary ($65,384), accounting ($21,123), legal ($11,793), and corporate fees ($8,878). These fees are related to the Company's form 10 annual and quarterly regulatory filings along with the expenses incurred as a result of the spin-off from I-Incubator. The Company also had a recovery of an expense of $50,000 due to the cancellation of an agreement made between the Company and Michael Farkas to return ownership of its domain names in return for the cancellation of debt owed to Mr. Farkas ($50,000).

Expenses for the year ended December 31, 2000 were primarily the purchase of the Company's domain names ($50,000), development of its Website ($18,538) along with salary ($114,354).

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

For the year ended December 31, 2001, we had a net loss of $76,961. Our accumulated deficit since inception is $313,570. Such accumulated losses have resulted primarily from costs incurred in the development of website, salary and various professional fees.

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

                               I-TELECO.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                   AS OF AND FOR THE YEARS ENDED DECEMBER 31,
               2001 AND 2000 AND FOR THE PERIOD DECEMBER 16, 1998
                 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2001

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

-------------------------------------------------------------------------------



                                                           Page(s)

INDEPENDENT AUDITORS' REPORT                                  1

Balance sheets                                                2

Statements of operations                                      3

Statements of changes in stockholders' deficit                4

Statements of cash flows                                     5-6

Notes to financial statements                               7-11

INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors
i-TeleCo.com, Inc.
(A Development Stage Company)
Miami, Florida

We have audited the accompanying balance sheets of i-TeleCo.com, Inc. (a development stage company) as of December 31, 2001 and 2000 and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of i-TeleCo.com, Inc. as of December 31, 2001 and 2000, and the result of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is a development stage company. The realization of a major portion of its assets is dependent upon its ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Salibello & Broder LLP
New York, NY

April 10, 2002

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

-------------------------------------------------------------------------------
I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

                                                                 December 31, 2001    December 31, 2000
                                                                 -----------------    -----------------
CURRENT ASSETS:

         Cash                                                           $       0           49
         Prepaid expenses                                                       0          425
                                                                        --------       ------

                  Total current assets                                          0          474

TOTAL ASSETS                                                            $       0    $     474
                                                                        ========       ======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

         Accounts payable and accrued expenses                          $  89,906    $  49,268
         Loan Payable                                                      25,000            0
         Note payable-related parties                                      96,000       35,350
         Loans and advances payable-related party                               0      102,365
         Due to shareholder                                                     0       50,000
                                                                        --------       ------

         Total current liabilities                                        211,006      236,983

STOCKHOLDERS' EQUITY:

         Common Stock, par value $.0001 per share; 50,000,000 shares authorized; 20,014,120 and 19,000,000 shares issued and
           outstanding at December 31, 2001 & 2000, respectively           2,001         1,900
         Additional paid-in capital                                      100,563        (1,800)
         Deficit accumulated during the development stage               (313,570)     (236,609)
                                                                        --------       ------
           Total stockholders' equity                                   (211,006)     (236,509)
                                                                        --------       ------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $      0     $     474
                                                                        ========       ======

                 The accompanying notes are an integral part of
                          these financial statements.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

-----------------------------------------------------------------------------
                                                                                                              FOR THE PERIOD
                                                                         YEAR ENDED                          DECEMBER 16, 1998
                                                                        DECEMBER 31,                      (DATE OF INCEPTION) TO
                                                                2001                   2000                  DECEMBER 31, 2001
                                                        ------------------       ----------------            -----------------
DEVELOPMENT STAGE REVENUES                              $                0       $              0            $                   0
                                                        ------------------       ----------------            ---------------------

DEVELOPMENT STAGE EXPENSES:
         Amortization                                                    0                      0                      100
         Accounting                                                 21,123                  5,500                   29,123
         Bank charges                                                  420                    278                      728
         Corporate fees                                              8,878                  2,427                   15,324
         Consulting fees                                             1,769                    268                    2,037
         Domain name                                               (50,000)                50,000                        0
         Dues and subscriptions                                          0                    175                      175
         Equipment rental                                                0                  1,599                    1,599
         Insurance                                                   3,106                  4,677                    7,783
         Legal fees                                                 11,793                  7,709                   20,502
         Office general                                                  0                    868                      868
         On-line services                                              300                    125                      425
         Payroll taxes                                               5,391                  6,780                   12,171
         Printing                                                      315                      0                      315
         Salary                                                     65,384                114,354                  179,738
         Seminars and conferences                                        0                  2,115                    2,115
         Telephone                                                     370                  4,420                    4,790
         Travel                                                        566                  8,388                    8,954
         Website development fee                                         0                 18,538                   18,538
         Miscellaneous                                                   0                    230                      230
                                                        ------------------       ----------------            -------------

TOTAL DEVELOPMENT STAGE EXPENSES                                    69,415                228,451                  305,515
                                                        ------------------       ----------------            -------------

LOSS FROM OPERATION                                                (69,415)              (228,451)                (305,515)
                                                        -------------------      -----------------           --------------

OTHER EXPENSE:
         Interest expense                                           (7,546)                  (509)                  (8,055)
                                                        -------------------      -----------------           --------------

NET LOSS                                                $          (76,961)      $       (228,960)           $    (313,570)
                                                        ===================      ================            =============

LOSS PER COMMON SHARE

         Basic                                          $                0       $         (0.01)
                                                        ==================       ===============

         Diluted                                        $                0       $              0
                                                        ==================       ================
Weighted-average number of common shares
outstanding                                                     19,623,377             19,000,000
                                                        ==================       ================

The accompanying notes are an integral part of these financial statements.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

-------------------------------------------------------------------------------

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                        DEFICIT
                                                                                                      ACCUMULATED
                                                                  COMMON STOCK          ADDITIONAL    DURING THE
                                                                  ------------           PAID-IN     DEVELOPMENT
                                                             SHARES          AMOUNT      CAPITAL        STAGE          TOTAL
                                                             -------         -------     --------       ------         -----
Balance, December 16, 1998 (inception)                               0   $        0   $        0    $        0    $        0

Common stock issued to related parties for
  management services                                       19,000,000        1,900      (1,800)             0           100
                                                            ----------   ----------   ----------    ----------    ----------

Loss during development stage for the period December 16,
1998 (inception) through December 31, 1998                           0            0            0          (100)        (100)
                                                            ----------        -----         ----       -------       -------

Balance, December 31, 1998                                  19,000,000        1,900      (1,800)          (100)            0

Loss for the year
ended December 31, 1999                                              0            0            0        (7,549)      (7,549)
                                                            ----------        -----         ----       -------       -------
Balance, December 31, 1999                                  19,000,000        1,900      (1,800)        (7,649)      (7,549)

Loss for the year
ended December 31, 2000                                              0            0            0      (228,960)    (228,960)
                                                            ----------        -----         ----       -------       -------
Balance, December 31, 2000                                  19,000,000        1,900      (1,800)      (236,609)    (236,509)

Cancellation of debt - related party                                 0            0     102,364              0      102,364

Increase in common stock issued resulting from agreement
and plan of distribution ("spin-off")                           14,120            1          (1)             0            0

Common stock issued for management services                  1,000,000          100           0              0          100

Loss for the year ended December 31, 2001                            0            0           0       (76,961)      (76,961)

Balance, December 31, 2001                                  20,014,120    $   2,001  $  100,563     $(313,570)    $(211,006)
                                                            ==========    =========  ==========     =========     =========

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------
                                                                                                                 FOR THE PERIOD
                                                                              YEAR ENDED                       DECEMBER 16, 1998
                                                                             DECEMBER 31,                        (INCEPTION) TO
                                                                       2001                      2000          DECEMBER 31, 2001
                                                                   --------------       -----------------      -----------------
OPERATING ACTIVITIES
     Loss accumulated during the development stage                 $     (76,961)       $      (228,960)            $    (313,570)

     Adjustments to reconcile net loss to net cash used in operations:

          Cancellation of debt relating to domain name                   (50,000)                     0                   (50,000)
          Amortization                                                         0                      0                       100
          Stock issued for management services                               100                      0                       100
          Changes in assets and liabilities:
            Decrease (increase) in prepaid expenses                          425                   (425)                        0
            Increase in accounts payable and
               accrued expenses                                           40,637                 95,768                   139,905
                                                                   -------------        ---------------             -------------

     Net cash used in operating activities                               (85,799)              (133,617)                 (223,465)
                                                                   --------------       ---------------             -------------

FINANCING ACTIVITIES

     Proceed from loans and advances - related party                      60,750                 98,265                   163,115
     Proceed from short term borrowings                                   25,000                 35,350                    60,350
                                                                   -------------        ---------------             -------------

     Net cash provided by financing activities                            85,750                133,615                   223,465
                                                                   -------------        ---------------             -------------

Decrease in cash                                                             (49)                    (2)                        0
                                                                   --------------       ---------------             -------------

Cash, beginning of year                                                       49                     51                         0
                                                                   -------------        ---------------             -------------

Cash, end of year                                                  $           0        $            49             $           0
                                                                   =============        ===============             =============

The accompanying notes are an integral part of these financial statements.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

-------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the years ended December 31, 2001 and 2000 and for the cumulative period December 16, 1998 (date of inception) to December 31, 2001, the Company did not pay any interest.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVIITES

The Company entered into the following non-cash transactions:

During the period ended December 31, 1998, the Company issued 19,000,000, post split, shares of common stock to i-Incubator.Com, Inc. ("Incubator") formerly known as Master Communications, Corp. in consideration of management services in connection with the formation of the Company. This transaction was valued at $100.

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

On January 19, 2001, the Company entered into an agreement and plan of distribution ("spin-off") with its parent company Incubator. Shareholders of Incubator received .7810 shares of the Company's common stock for each share of Incubator. The spin-off resulted in 14,120 additional shares issued due to rounding. This transaction was valued at $1. In addition, prior to the distribution, the total amount of debt owed to Incubator of $102,364 was cancelled and recorded as additional paid-in capital.

On May 22, 2001, the Company issued 1,000,000 shares of common stock in consideration of management services rendered to the Company. This transaction was valued at $100.

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

     The Company was a wholly owned subsidiary of i-Incubator.com, Inc. ("Incubator"), formerly known as Master Communication, Inc., a publicly traded company listed on the OTC Electronic Bulletin Board (OTCBB:INQU). On January 19, 2001, the Company entered into an agreement and plan of distribution ("spin-off") with Incubator. On spin-off, the shareholders of i-Incubator received 0.7810 shares of the Company's common stock for each share of Incubator owned as of February 13, 2001, totaling 19,014,120 common shares. As a result of this spin-off and share distribution, Atlas Equity Group, Inc., a related party, in which Michael D. Farkas is a beneficial owner, received 3,999,985 shares, representing approximately 21% of the Company's outstanding common stock, The Farkas Group, Inc., in which Michael D. Farkas is a beneficial owner, received 2,577,300 shares representing approximately 13.5% of the Company's common stock and GSM Communications, Inc. in which Michael D. Farkas is a beneficial owner, received 2,153,217 shares representing approximately 11.3% of the Company. Also, as a result of the spin off, i-Incubator agreed to cancel the debt owed by the Company of $102,364.

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

     INCOME TAXES

     The Company utilizes Statement of Financial Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The accompanying financial statements have provided a valuation allowance to offset net deferred tax assets.

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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from December 16, 1998 (date of inception) to December 31, 2001 aggregated $313,570. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

     The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

5.   INCOME TAXES

     No provision for income taxes has been made because the Company has sustained cumulative losses since the commencement of operations. As of December 31, 2001 and December 31, 2000, the Company had net operating loss carryforwards ("NOL's") of approximately $313,000 and $236,000, respectively, which will be available to reduce future taxable income through December 31, 2015 and 2014, respectively.

     In accordance with SFAS No. 109 the Company has computed the components of deferred income taxes as follows.

                                                                               December 31,
                                                                        2001                   2000
                                                                  -------------          ----------
       Deferred tax assets                                        $     123,000          $     93,461
       Valuation allowance                                             (123,000)              (93,461)
                                                                  --------------         ------------

       Deferred tax asset, net                                    $           0          $          0
                                                                  =============          ============

       At December 31, 2001 and December 31, 2000, a valuation allowance has been provided as the realization of the deferred tax benefit is not likely.

       The effective tax rate varies from the U.S. Federal statutory tax rate for both the periods ended December 31, 2001 and December 31, 2000, principally due to the following:

       U.S. statutory tax rate                                                34.0%
       State and local taxes                                                   5.5
       Valuation allowance                                                   (39.5)
                                                                             -----

       Effective rate                                                          0.0%
                                                                            ======

6.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

       Accounts payable and accrued expenses as of December 31, 2001 and December 31, 2000 consisted of the following:

                                                                           December 31
                                                                       2001                  2000
                                                                 ----------------        --------
       Accounts payable                                          $         74,224      $        44,759
       Accrued expenses                                                     7,625                4,000
       Accrued interest                                                     8,057                  509
                                                                 ----------------        -------------

       Total accounts payable and accrued expenses               $         89,906        $      49,268
                                                                 ================        =============

7.   LOAN PAYABLE

     On November 29, 2001, the Company entered into a non-binding Memorandum of Understanding ("MOU") with an unrelated company with respect to a possible transaction between the parties. In connection with the MOU, the unrelated company loaned the Company $25,000 (the "Loan"). The Loan was due and payable by December 14, 2001, if a transaction as contemplated by the MOU was not executed by such date. The Loan bears interest at the rate of one and a half percent (1.5%) per month on the unpaid portion of the Loan or the highest interest allowed by the laws and regulations of the State of New York, whichever is the higher, compounded monthly. On December 11, 2001, the Company agreed to the assignment of the MOU, and the Loan thereunder, to another unrelated entity. The assignee of the MOU and the Company amended the MOU by extending the Loan repayment date to January 20, 2002.

8.   NOTES PAYABLE

     As of December 31, 2001 and December 31, 2000, notes payable totalled $96,100 and $35,350, respectively. These notes are short-term borrowings with maturities of less than or equal to one year, with a interest rates ranging from 8.25% to 11%.

     The notes payable to Atlas Equity Group, Inc. as of December 31, 2001 and 2000, aggregated $64,750 and $7,600, respectively. These promissory notes bear interest of 10% per annum and were due and payable on dates ranging from January 2001 through November 2002. Michael Farkas is a beneficial owner of Atlas Equity.

     The notes payable to Ostonian Securities Limited as of December 31, 2001 and 2000, aggregated $27,750 and $27,750, respectively. These promissory notes bear interest of 8.25% per annum and are due and payable on dates ranging from September 2001 through December 2001. Atlas Equity Group, Inc., in which Michael Farkas is a beneficial owner, acts as an advisor and consultant to Ostonian.

9.   STOCKHOLDERS' EQUITY

     On December 16, 1998, the Company issued 1,000 restricted common shares to i-Incubator.com, Inc. ("Incubator"), formerly known as Master Communication Corp. in consideration for services rendered in formation of the company valued at $100.

     On May 18, 2000, the Company authorized a forward split of 19,000 to 1 on its common stock. Immediately following the split Incubator owned 19,000,000 restricted common shares.

     On January 19, 2001, the Company entered into an agreement and plan of distribution ("spin-off") with its parent company Incubator. Shareholders of Incubator received .7810 shares of the Company's common stock for each share of incubator. The spin-off resulting in 14,120 additional shares issued due to rounding. This transaction was valued at $1. In addition, prior to distribution, the total debt owed to Incubator of $102,364 was cancelled and recorded as additional paid-in capital.

     On May 22, 2001, the Company authorized the issuance of 1,000,000 shares of restricted common stock to Josh Lurie for services rendered to the Company. This transaction was valued at $100.

10.  RELATED PARTY TRANSACTIONS

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

     On October 5, 2000, the Company entered into an agreement with Envitro.com, Inc., a related party, to design and construct a Website for $18,538. Envitro.com, Inc. is a subsidiary of WealthHound.com, Inc., in which Michael D. Farkas is a beneficial owner.

11.  SUBSEQUENT EVENTS

     On March 14, 2002, the notes payable to Ostonian Securities Ltd. in the amount of $27,750 plus accrued interest of $3,162 were converted to 6,182,526 shares of common stock at $.005 per share.

     On March 14, 2002, the notes payable to Atlas Equity Group, Inc., a related party, in the amount of $64,750 plus accrued interest of $ 6,257 were converted to 14,201,502 shares of common stock at $.005 per share.

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

                                                WITH COMPANY
   NAME                        AGE              SINCE             DIRECTOR/POSITION
   ----                        ---              -----             -----------------

   Jamee Kalimi                33               1999              President, Vice President,
                                                                  Secretary and Director

Jamee M. Kalimi has been Vice President, Secretary and Director of the Company since inception and President since July 15, 2001. She is a marketing and telecommunications expert with a strong ability to create new strategies and business plans. Since 1998, Ms. Kalimi has been President and Director of i-Incubator.com, Inc. a publicly traded company listed on the OTC Electronic Bulletin Board. (OTC:BB INQU). Ms. Kalimi is also President of i-CarAuction.com, Inc., i-AntiqueAuction.com, Inc. and i- Aerobids.com, Inc. and is Vice President and Secretary of i-RealtyAuction.com, Inc. all of which are subsidiaries of i-Incubator.com, Inc. Ms. Kalimi has been heavily involved in the telecommunications industry since 1990, specializing in pay per call services and the marketing of such services. She has an active real estate license in the State of Florida which was obtained in 1995. Prior to working for us, she was an assistant to the President of Atlas Equity Group, Inc. from February 1998 to October 1998. She worked as a Real Estate Sales and Leasing Manager for Sclar Realty from April 1996 to February 1998 and President of AvJam Communications, Inc. from January 1994 to April 1996.

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

   Summary Compensation Table

   ANNUAL COMPENSATION

Name and Principal Position          Year    Salary   Bonus     Restricted Stock Award
---------------------------          ----    ------   -----     ----------------------
Joshua Lurie, Past President         2001    65,384   0         1,000,000

Employment Agreements. No officer or director has been granted an employment contract or been provided a future benefit to be received upon separation from service with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of April 12, 2002, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

Security Ownership of Beneficial Owners (1):

TITLE OF CLASS     NAME & ADDRESS                     AMOUNT            PERCENT
--------------     --------------                     ------            -------

Common Stock       Michael D. Farkas (2)              23,111,556        57.28%
                   294 South Coconut Lane
                   Miami, Florida 33131

                   Ostonian Securities                 6,182,526        15.32%
                   60 St. James Street
                   London, SW1A 1LE
                   United Kingdom


   Security Ownership of Management:

TITLE OF CLASS     NAME & ADDRESS                     AMOUNT            PERCENT
--------------     --------------                     ------            -------

Common Stock       Jamee Kalimi                         175,725               *
                   3314 Oak Drive
                   Hollywood, Florida 33021

All directors and executive                             175,725               *
officers as a group (2 persons)


(1) The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by each.

(2) Includes 2,577,300 shares held by Farkas Group, Inc., 18,130,416 shares held by Atlas Equity Group, Inc., and 2,153,217 shares held by GSM Communications, Inc. Michael D. Farkas is the sole shareholder and principal of each of these entities. In addition, includes the 58,575 shares which he personally owns and the 192,048 shares held by his wife Rebecca Brock.

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

                                        I-TELECO.COM, INC.

                                        By: /s/ Jamee Kalimi
                                        --------------------
                                                Jamee Kalimi
                                                President Vice President
                                                and Director

   Dated:     April 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                            TITLE                            DATE
----                            -----                            ----

/s/ Jamee Kalimi                President, Vice President,       April 15, 2002
----------------------------    Secretary and Director