Form 10QSB
period 2002-03-31
I TELECO COM INC
filed 2002-05-17
CIK 1128723

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                   Yes    X      No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2002 the Company had 40,398,185 shares of Common Stock outstanding, $0.0001 par value.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS
ENDED MARCH 31, 2002 AND FOR THE PERIOD
DECEMBER 16, 1998 (DATE OF INCEPTION)
THROUGH DECEMBER 31, 2001

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

-------------------------------------------------------------------------------

                                                           Page(s)

Balance sheets                                                1

Statements of operations                                      2

Statements of changes in stockholders' deficit              3 - 4

Statements of cash flows                                    5 - 6

Notes to financial statements                              7 - 10

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   UNAUDITED
                                                                               THREE MONTHS ENDED                YEAR ENDED
                                                                                   MARCH 31,                    DECEMBER 31,
                                                                                      2002                          2001
                                                                            --------------------------      -----------------------

ASSETS

CURRENT ASSETS:
     Cash                                                                   $                    0        $                    0
                                                                            -----------------------      ------------------------

     Total current assets                                                                        0                             0
                                                                            -----------------------      ------------------------

     TOTAL ASSETS                                                           $                    0        $                    0
                                                                            =======================      ========================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

     Accounts payable and accrued expenses                                  $               96,639        $               89,906
     Loan payable                                                                           25,000                        25,000
     Notes payable-related parties                                                           3,600                        96,100
     Loans and advances payable-related party                                                1,582                             0
                                                                            -----------------------      ------------------------

     Total current liabilities                                                             126,821                       211,006
                                                                            -----------------------      ------------------------

STOCKHOLDERS' DEFICIT:

     Common Stock, par value $.0001 per share; 50,000,000
        shares authorized; 40,398,148 and 20,014,120 shares
        issued and outstanding at March 31, 2002 and
        December 31, 2002, respectively                                                      4,040                         2,001
     Additional paid-in capital                                                            200,445                       100,563
     Deficit accumulated during the development stage                                     (331,306)                     (313,570)
                                                                            -----------------------      ------------------------

      Total stockholders' deficit                                                         (126,821)                     (211,006)
                                                                            -----------------------      ------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $                    0                             0
                                                                            =======================      ========================

                 The accompanying notes are an integral part of
                          these financial statements.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                         FOR THE PERIOD
                                                           THREE MONTHS ENDED                          DECEMBER 16, 1998
                                                             MARCH 31,                                  (DATE OF INCEPTION) TO
                                                               2002                  2001                MARCH 31, 2002
                                                      --------------------  ---------------------   -------------------------
DEVELOPMENT STAGE REVENUES                            $                 0   $                  0    $                   0
                                                      --------------------  ---------------------   ----------------------

DEVELOPMENT STAGE REVENUES
     Amortization                                                       0                      0                      100
     Accounting                                                     9,660                  3,000                   38,783
     Bank charges                                                      30                     57                      758
     Corporate fees                                                 2,022                  2,447                   17,346
     Consulting fees                                                    0                      0                    2,037
     Dues and subscriptions                                             0                      0                      175
     Equipment rental                                                   0                      0                    1,599
     Insurance                                                          0                    860                    7,783
     Legal fees                                                     1,130                  3,330                   21,632
     Office general                                                 1,451                      0                    2,319
     On-line services                                                  75                     75                      500
     Payroll taxes                                                      0                  2,596                   12,171
     Printing                                                           0                    315                      315
     Salary                                                             0                 28,846                  179,738
     Seminars and conferences                                           0                      0                    2,115
     Shareholder related services                                       0                    163                        0
     Telephone                                                          0                     89                    4,790
     Transfer agent fees                                                0                  1,424                        0
     Travel                                                             0                    302                    8,954
     Website development fee                                            0                      0                   18,538
     Miscellaneous                                                      0                      0                      230
                                                      --------------------  ---------------------   ----------------------

TOTAL DEVELOPMENT STAGE EXPENSES                                   14,368                 43,504                  319,883
                                                      --------------------  ---------------------   ----------------------

LOSS FROM OPERATION                                   $           (14,368)  $            (43,504)   $            (319,883)
                                                      --------------------  ---------------------   ----------------------

OTHER INCOME (EXPENSE):
     Cancellation of debt (as restated)                                 0                      0                        0
     Interest expense                                              (3,368)                (1,565)                 (11,423)
                                                      --------------------  ---------------------   ----------------------
                                                                   (3,368)                (1,565)                 (11,423)
                                                      --------------------  ---------------------   ----------------------

NET LOSS                                              $           (17,736)  $            (45,069)   $            (331,306)
                                                      ====================  =====================   ======================

LOSS PER COMMON SHARE
     Basic and Diluted                                $                 0   $             (0.002)
                                                      ====================  =====================

Weighted-average number of common shares
     outstanding                                               23,864,436             19,007,217
                                                      ====================  =====================

                 The accompanying notes are an integral part of
                          these financial statements.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------------

                                                                                                         DEFICIT
                                                                                                         ACCUMULATED
                                                                                      ADDITIONAL         DURING THE
                                                   COMMON STOCK                       PAID-IN            DEVELOPMENT
                                                      SHARES           AMOUNT         CAPITAL            STAGE             TOTAL
                                                      ------           ------         -------            -----             -----
Balance, December 16, 1998 (inception)                     0       $        0       $        0        $        0        $        0

Common stock issued to related party for          19,000,000            1,900           (1,800)                0               100
    management services

Loss for the period December 16, 1998 (Date

    of Inception) through December 31, 1998                0                0                0              (100)             (100)
                                                  ----------       ----------       ----------        ----------        ----------

Balance, December 31, 1998                        19,000,000            1,900           (1,800)             (100)                0

Loss for the year ended December 31, 1999                  0                0                0            (7,549)           (7,549)
                                                  ----------       ----------       ----------        ----------        ----------

Balance, December 31, 1999                        19,000,000            1,900           (1,800)           (7,649)           (7,549)

Loss for the year ended December 31, 2000                  0                0                0          (228,960)         (228,960)
                                                  ----------       ----------       ----------        ----------        ----------

Balance, December 31, 2000                        19,000,000            1,900           (1,800)         (236,609)         (236,509)

                 The accompanying notes are an integral part of
                          these financial statements.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)(continued)

----------------------------------------------------------------------------------------------------------------------------------

                                                                                                           DEFICIT
                                                                                                           ACCUMULATED
                                                                                        ADDITIONAL         DURING THE
                                                     COMMON STOCK                       PAID-IN            DEVELOPMENT
                                                        SHARES           AMOUNT         CAPITAL            STAGE             TOTAL
                                                        ------           ------         -------            -----             -----
Balance, December 31, 2000                              19,000,000          1,900         (1,800)       (236,609)       (236,509)

Cancellation of debt - related party                             0              0        102,364               0         102,364

Increase in common stock issued resulting from
    agreement and plan of distribution ("spin-off")         14,120              1             (1)              0               0

Common stock issued for management services              1,000,000            100              0               0             100

Loss for the year ended December 31, 2001                        0              0              0         (76,961)        (76,961)
                                                        ----------     ----------     ----------      ----------      ----------

Balance, December 31, 2001                              20,014,120          2,001        100,563        (313,570)       (211,006)

Common stock issued for the conversion of
    promissory notes                                    20,384,028          2,039         99,882               0         101,921

Loss for the three months ended March 31, 2002                   0              0              0         (17,736)        (17,736)
                                                        ----------     ----------     ----------      ----------      ----------
Balance, March 31, 2002                                 40,398,148     $    4,040     $  200,445      $ (331,306)     $ (126,821)
                                                        ==========     ==========     ==========      ==========      ==========

                 The accompanying notes are an integral part of
                          these financial statements.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------

                                                                                                           FOR THE PERIOD
                                                              THREE MONTHS ENDED                          DECEMBER 16, 1998
                                                                MARCH 31,                                  (INCEPTION) TO
                                                                  2002                   2001              MARCH 31, 2002
                                                         --------------------  ---------------------  ------------------------
OPERATING ACTIVITIES
     Loss accumulated during the development stage         $         (17,736)    $          (45,069)  $            (331,306)

      Adjustments to reconcile net loss to net cash
       (used in) provided by operations:

     Cancellation of debt relating to domain name                          0                      0                 (50,000)
     Amortization                                                          0                      0                     100
     Changes in assets and liabilities:
      (Increase) Decrease in prepaid expenses                              0                    425                     100
      Increase (Decrease) in accounts payable and
         accrued expenses                                             16,154                 16,155                 156,059
                                                         --------------------  ---------------------  ----------------------

    Net cash (used in) provided by operating activities               (1,582)               (28,489)               (225,047)
                                                         --------------------  ---------------------  ----------------------

FINANCING ACTIVITIES
    Proceed from loans and advances -
     related party (as restated)                                       1,582                      0                 164,697
    Proceed from short term borrowings                                     0                 32,600                  60,350
                                                         --------------------  ---------------------  ----------------------

    Net cash provided by financing activities                          1,582                 32,600                 225,047
                                                         --------------------  ---------------------  ----------------------

Decrease in cash                                                           0                  4,111                       0
                                                         --------------------  ---------------------  ----------------------

Cash, beginning of year                                                    0                     49                       0
                                                         --------------------  ---------------------  ----------------------

Cash, end of year                                          $               0     $            4,160     $                 0
                                                         ====================  =====================  ======================

   The accompanying notes are an integral part of these financial statements.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the three months ended March 31, 2002 and 2001 and for the cumulative period December 16, 1998 (inception) to March 31, 2002, the Company did not pay any interest.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

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

On March 14, 2002, the Company issued 14,201,502 shares of common stock to Atlas Equity Group at $0.005 per share for the conversion of promissory notes in the amount of $64,750 and accrued interest of $6,257.

On March 14, 2002, the Company issued 6,182,526 shares of common stock to Ostonian Securities Ltd. at $0.005 per share for the conversion of past due promissory notes in the amount of $27,750 and accrued interest of $3,164.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary in order to prepare the interim financial statements have been included. Results for the interim periods are not necessarily indicative of the results that may be expected for the year.

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

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

3.   DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS (continued)

     The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from December 16, 1998 (date of inception) to March 31, 2002 aggregated $331,306. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

     The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

4.   INCOME TAXES

     No provision for income taxes has been made because the Company has sustained cumulative losses since the commencement of operations. As of March 31, 2002 and December 31, 2001, the Company had net operating loss carryforwards ("NOL's") of approximately $331,000 and $313,000, respectively, which will be available to reduce future taxable income through December 31, 2022 and 2021, respectively.

     In accordance with SFAS No. 109 the Company has computed the components of deferred income taxes as follows.

                                            (UNAUDITED)
                                             MARCH 31,                   DECEMBER 31,
                                                2002                         2001
                                      -----------------------     ------------------------
     Deferred tax assets                   $          131,000     $             123,000
     Valuation allowance                             (131,000)                 (123,000)
                                      -----------------------     ------------------------

     Deferred tax asset, net               $                0     $                   0
                                      =======================     ========================

     At March 31, 2002 and December 31, 2001, a valuation allowance has been provided as the realization of the deferred tax benefit is not likely.

     The effective tax rate varies from the U.S. Federal statutory tax rate for both the periods ended March 31, 2002 and December 31, 2001, principally due to the following:

     U.S. statutory tax rate                        34.0 %
     State and local taxes                           5.5
     Valuation allowance                           (39.5)
                                             ------------

     Effective rate                                  0.0 %
                                             ============

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses as of March 31, 2002 and December 31, 2001 consisted of the following:

                                                               (UNAUDITED)
                                                                 MARCH 31,                   DECEMBER 31,
                                                                    2002                         2001
                                                          ----------------------------    --------------------
Accounts payable                                          $               77,928        $              74,224
Accrued expenses                                                          16,707                        7,625
Accrued interest                                                           2,004                        8,057
                                                          -----------------------     ------------------------

Total accounts payable and accrued expenses               $               96,639        $              89,906
                                                          =======================     ========================

6.   LOAN PAYABLE

     On November 29, 2001, the Company received a loan in the amount of $25,000, due and payable January 20, 2002. The loan bears interest at the rate of one and a half percent (1.5%) per month on the unpaid portion of the loan or the highest interest allowed by the laws and regulations of the State of New York, whichever is the higher, compounded monthly.

     The amount of interest accrued as of March 31, 2002 and December 31, 2001 were $1,525 and $375, respectively.

7.   NOTES PAYABLE

     As of March 31, 2002 and December 31, 2001, notes payable totalled $3,600 and $96,100, respectively. These notes are short-term borrowings with maturities of less than or equal to one year, with a interest rates ranging from 8.25% to 11%.

8.   STOCKHOLDERS' EQUITY

     On January 19, 2001, the Company entered into an agreement and plan of distribution ("spin-off") with its parent company Incubator. Shareholders of Incubator received .7810 shares of the Company's common stock for each share of Incubator. The spin-off resulted in the issuance of 14,120 additional shares due to rounding. This transaction was valued at $1. In addition, prior to distribution, the total debt owed to Incubator of $102,364 was cancelled and recorded as additional paid-in capital. The statement of operations and cash flows for the three months ended March 31, 2001 has been restated to reflect the cancellation of debt as an adjustment to additional paid-in capital.

     On March 14, 2002, the Company issued 14,201,502 shares of common stock to Atlas Equity Group at $0.005 per share for the conversion of promissory notes in the amount of $64,750 and accrued interest of $6,257.

     On March 14, 2002, the Company issued 6,182,526 shares of common stock to Ostonian Securities Ltd. at $0.005 per share for the conversion of past due promissory notes in the amount of $27,750 and accrued interest of $3,164.

Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

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

PERIOD FROM DECEMBER 16, 1998 (DATE OF INCEPTION) THROUGH MARCH 31, 2002

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Operating expenses since inception have amounted to ($331,306), primarily consisting of accounting ($38,783), legal ($21,632), salary ($179,738) and website development fees ($18,538).

THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

Development stage loss during the three months ended March 31, 2002 was ($17,736) as compared to development stage loss during the three months ended March 31, 2001 was $(45,069).

Expenses for the three months ended March 31, 2002 were primarily accounting ($9,660), legal ($1,130), and corporate fees ($2,022). These fees are related to the Company's regulatory filings.

-----------------------------------------------------

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

For the year three months ended March 31, 2002, we had a net loss of $17,736. Our accumulated deficit since inception is $331,306. Such accumulated losses have resulted primarily from costs incurred in the development of website, salary and various professional fees.

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

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.  None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

        (a) Exhibits required by Item 601 of Regulation S-B.  None

        (b) Reports of Form 8-K.  None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 16, 2002.

                             I-Teleco.com, Inc.
                             (Registrant)

Date: May 16, 2002           /s/ Jamee Kalimi
                             ---------------------
                                 President