Form 10KSB/A
period 2001-12-31
I TELECO COM INC
filed 2002-06-14
CIK 1128723

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

i-Teleco anticipates becoming a global provider of long distance telecommunications and inter- connectivity solutions. i-Teleco anticipates that it will leverage a robust infrastructure, state of the art telephony architecture and its relationship with anticipated business partners to deliver high quality voice and data distribution products. i-Teleco intends to grow revenues by extending the company's anticipated strategic partner network, by negotiating reseller agreements with premier carriers and by making strategic acquisitions of regional telecommunication companies.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently parties to any litigation. The Company has received a claim from Joshua Lurie, the former President of the Company, alleging that he is owed $12,943.26 in severance pay and other unreimbursed expenses. While the Company has denied these allegations, it has engaged in negotiations with Mr. Lurie regarding a settlement of such claims.

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

3(i) Certificate of Incorporation, as amended (1)

3.2  Bylaws, as amended (1)

(1) Incorporated by reference to the Registrant's Form 10-SB, filed on November 30, 2000(SEC File No. (000-32033 ).

(b)  Reports on Form 8-K

We did not file any reports on Form 8-K for the year ended December 31, 2001.

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

   Dated:     June 14, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                            TITLE                            DATE
----                            -----                            ----

/s/ Jamee Kalimi                President, Vice President,       June 14, 2002
----------------------------    Secretary and Director