Form 10QSB
period 2002-06-30
I TELECO COM INC
filed 2002-08-20
CIK 1128723

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-32033

I-TELECO.COM, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-0928369
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1221 Brickell Avenue, Suite 900, Miami, Florida 33131
(Address of Principal Executive Offices)

(305) 358-3678
(Issuer's telephone number)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X]   No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August , 2002: 40,398,185 shares of common stock outstanding, $0.0001 par value.

FORM 10-QSB

I-TELECO.COM, INC.
CONSOLIDATED FINANCIAL STATEMENTS

INDEX

Item 1.     Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (April 6, 2000) and six months ended June 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTSAS
OF AND FOR THE SIX MONTHS

ENDED JUNE 30, 2002 AND FOR THE PERIOD
DECEMBER 16, 1998 (DATE OF INCEPTION)
THROUGH JUNE 30, 2002

I-TELECO.COM, INC.(A
DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Page(s)
Balance sheets	1

Statements of operations	2

Statements of changes in stockholders' deficit	3 - 4

Statements of cash flows	5 - 6

Notes to financial statements	7 - 11

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                    (UNAUDITED)
                                                                      JUNE 30,                    DECEMBER 31,
                                                                        2002                          2001
                                                              --------------------------      ---------------------

ASSETS

CURRENT ASSETS:

     Cash                                                     $                    0        $                    0
                                                              -----------------------      ------------------------

     Total current assets                                                          0                             0
                                                              -----------------------      ------------------------

     TOTAL ASSETS                                             $                    0        $                    0
                                                              =======================      ========================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

     Accounts payable and accrued expenses                    $              103,020        $               89,906
     Loan payable                                                             25,000                        25,000
     Notes payable-related parties                                             3,600                        96,100
     Loans and advances payable-related party                                  3,257                             0
                                                              -----------------------      ------------------------

     Total current liabilities                                               134,877                       211,006
                                                              -----------------------      ------------------------

STOCKHOLDERS' DEFICIT:

     Common stock, par value $.0001 per share; 2,500,000,000
        shares authorized; 40,398,148 and 20,014,120 shares
        issued and outstanding at June 30, 2002 and
        December 31, 2001, respectively                                        4,040                         2,001
     Additional paid-in capital                                              200,445                       100,563
     Deficit accumulated during the development stage                       (339,362)                     (313,570)
                                                              -----------------------      ------------------------

      Total stockholders' deficit                                           (134,877)                     (211,006)
                                                              -----------------------      ------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $                    0        $                    0
                                                              =======================      ========================

   The accompanying notes are an integral part of these financial statements.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                            FOR THE PERIOD
                                                SIX MONTHS ENDED              THREE MONTHS ENDED           DECEMBER 16, 1998
                                                    JUNE 30,                        JUNE 30,            (DATE OF INCEPTION) TO
                                               2002            2001            2002           2001         JUNE 30, 2002
                                               ----            ----            ----           ----         -------------

DEVELOPMENT STAGE REVENUES                 $          0    $          0    $          0    $          0    $          0
                                           ------------    ------------    ------------    ------------    ------------

DEVELOPMENT STAGE EXPENSES:
      Amortization                                    0               0               0               0             100
      Accounting                                 12,733           8,169           3,073           5,169          41,856
      Bank charges                                  100             102              70              45             828
      Consulting fees (as restated)                 116             950             116             950           2,153
      Equpiment rental                                0               0               0               0           1,599
      On-line services                              150             150              75              75             575
      Dues and subscriptions                          0               0               0               0             175
      Insurance expense                               0           2,646               0           1,786           7,783
      Legal fees                                  3,705           6,578           2,575           3,248          24,207
      Corporate fees                              2,961           4,480             939             446          18,285
      Office general                              1,459               0               8               0           2,327
      Wages                                           0          62,500               0          33,654         179,738
      Seminars and conferences                        0               0               0               0           2,115
      Payroll taxes                                   0           5,171               0           2,575          12,171
      Telephone                                       0             428               0             339           4,790
      Travel                                          0             566               0             264           8,954
      Website development                             0               0               0               0          18,538
      Miscellaneous                                   0               0               0               0             230
      Printing                                        0             315               0               0             315
                                           ------------    ------------    ------------    ------------    ------------

TOTAL DEVELOPMENT STAGE EXPENSES                 21,224          92,055           6,856          48,551         326,739
                                           ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                            (21,224)        (92,055)         (6,856)        (48,551)       (326,739)
                                           ------------    ------------    ------------    ------------    ------------

OTHER EXPENSE:
      Cancellation of debt (as restated)              0               0               0               0               0
      Interest expense                           (4,568)         (3,783)         (1,200)         (3,274)        (12,623)
                                           ------------    ------------    ------------    ------------    ------------
                                                 (4,568)         (3,783)         (1,200)         (3,274)        (12,623)
                                           ------------    ------------    ------------    ------------    ------------

NET LOSS                                   $    (25,792)   $    (95,838)   $     (8,056)   $    (51,825)   $   (339,362)
                                           ============    ============    ============    ============    ============

LOSS PER COMMON SHARE
      Basic & diluted                      $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                           ============    ============    ============    ============

Weighted-average number of common
 shares outstanding                          32,176,965      19,442,691      40,398,148      19,226,157
                                           ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------

                                                                                               DEFICIT
                                                                                               ACCUMULATED
                                                                               ADDITIONAL      DURING THE
                                                      COMMON STOCK             PAID-IN         DEVELOPMENT
                                                  SHARES         AMOUNT        CAPITAL         STAGE           TOTAL
                                                  ------         ------        -------         -----           -----

Balance, December 16, 1998 (inception)                   0     $        0     $        0       $       0      $        0

Common stock issued to related party for        19,000,000          1,900         (1,800)              0             100
    management services

Loss for the period December 16, 1998 (Date
    of Inception) through December 31, 1998              0              0              0            (100)           (100)
                                                -----------    ----------     ----------       ---------      ----------

Balance, December 31, 1998                      19,000,000          1,900         (1,800)           (100)              0

Loss for the year ended December 31, 1999                0              0              0          (7,549)         (7,549)
                                                -----------    ----------     ----------       ---------      ----------

Balance, December 31, 1999                      19,000,000          1,900         (1,800)         (7,649)         (7,549)

Loss for the year ended December 31, 2000                0              0              0        (228,960)       (228,960)
                                                -----------    ----------     ----------       ---------      ----------

Balance, December 31, 2000                      19,000,000          1,900         (1,800)       (236,609)       (236,509)

   The accompanying notes are an integral part of these financial statements.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED) (continued)
-------------------------------------------------------------------------------------------------------------------

                                                                                                         DEFICIT
                                                                                                       ACCUMULATED
                                                                                        ADDITIONAL      DURING THE
                                                         COMMON STOCK                   PAID-IN         DEVELOPMENT
                                                          SHARES          AMOUNT        CAPITAL          STAGE            TOTAL
                                                          ------          ------        -------          -----            -----

Balance, December 31, 2000                              19,000,000          1,900         (1,800)       (236,609)       (236,509)

Cancellation of debt - related party                             0              0        102,364               0         102,364

Increase in common stock issued resulting from
    agreement and plan of distribution ("spin-off")         14,120              1             (1)              0               0

Common stock issued for management services              1,000,000            100              0               0             100

Loss for the year ended December 31, 2001                        0              0              0         (76,961)        (76,961)
                                                        ----------          -----         ------        --------        --------

Balance, December 31, 2001                              20,014,120          2,001        100,563        (313,570)       (211,006)

Common stock issued for the conversion of
    promissory notes                                    20,384,028          2,039         99,882               0         101,921

Loss for the six months ended June 30, 2002                      0              0              0         (25,792)        (25,792)
                                                        ----------          -----         ------        --------        --------

Balance, June 30, 2002                                  40,398,148     $    4,040     $  200,445      $ (339,362)     $ (134,877)
                                                        ==========     ==========     ==========      ===========     ===========

   The accompanying notes are an integral part of these financial statements.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------

                                                                     SIX MONTHS ENDED            DECEMBER 16, 1998
                                                                         JUNE 30,               (DATE OF INCEPTION)
                                                                    2002            2001         TO JUNE 30, 2002
                                                                    ----            ----         ----------------
                                                                                (as restated)
                                                                                -------------
OPERATING ACTIVITIES:
    Loss accumulated during the development stage               $ (25,792)       $ (95,838)       $(339,362)

    Adjustments to reconcile net loss to net cash used in
      operations:
       Amortization                                                     0                0              100
       Stock issued for management services                             0              100              100

    Changes in assets and liabilities:
       Decrease in prepaid expenses                                     0              425                0
       Increase in accounts payable and accrued
         expenses                                                  22,535           39,449          112,440
                                                                ---------        ---------        ---------

    Net cash used in operating activities                          (3,257)         (55,864)        (226,722)
                                                                ---------        ---------        ---------

FINANCING ACTIVITIES:
    Proceeds from loans and advances-related party                  3,257           58,100          166,372
    Proceeds from short term borrowings                                 0                0           60,350
                                                                ---------        ---------        ---------

    Net cash provided by financing activities                       3,257           58,100          226,722
                                                                ---------        ---------        ---------

Increase in cash                                                $       0        $   2,236                0
                                                                =========        =========        =========

CASH, beginning of year                                         $       0        $      49        $       0
                                                                =========        =========        =========

CASH, end of year                                               $       0        $   2,285        $       0
                                                                =========        =========        =========

   The accompanying notes are an integral part of these financial statements.

I-TELECO.COM, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the six months ended June 30, 2002 and 2001 and for the cumulative period December 16, 1998 (inception) through June 30, 2002, the Company did not pay any interest.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company entered into the following non-cash transactions:

During the period ended December 31, 1998, the Company issued 19,000,000, post split, shares of common stock to i-Incubator.Com, Inc. (“Incubator”) formerly known as Master Communications, Corp. in consideration of management services in connection with the formation of the Company. This transaction was valued at $100.

On September 1, 2000, the Company entered into an agreement with Michael D. Farkas, the director of Incubator and a related party, to purchase a domain name, i-Teleco.com, for $50,000. On August 24, 2001, the Company and Michael D. Farkas entered into an agreement to cancel this transaction. Accordingly, the $50,000 due to Michael D. Farkas under the original agreement was cancelled by Mr. Farkas in consideration for the return of the Company’s domain names.

On January 19, 2001, the Company entered into an agreement and plan of distribution (“spin-off”) with its parent company Incubator. Shareholders of Incubator received .7810 shares of the Company’s common stock for each share of Incubator. The spin-off resulted in 14,120 additional shares issued due to rounding. This transaction was valued at $1. In addition, prior to the distribution, the total amount of debt owed to Incubator of $102,364 was cancelled and recorded as additional paid-in capital.

On May 22, 2001, the Company issued 1,000,000 shares of common stock in consideration of management services rendered to the Company. This transaction was valued at $100.

On March 14, 2002, the Company issued 14,201,502 shares of common stock to Atlas Equity Group at $0.005 per share for the conversion of promissory notes in the amount of $64,750 and accrued interest of $6,258.

On March 14, 2002, the Company issued 6,182,526 shares of common stock to Ostonian Securities Ltd. at $0.005 per share for the conversion of past due promissory notes in the amount of $27,750 and accrued interest of $3,163.

I-TELECO.COM, INC.(A
DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION

i-TeleCo.com, Inc. (“the Company”), formerly Mastertel Communications Corp., was incorporated on December 16, 1998 under the laws of the State of Florida. The Company’s operations have been devoted primarily to structuring and positioning itself to provide telecommunication services in various markets throughout the United States. The Company intends to grow through internal development, strategic alliances and acquisitions of existing business. The Company is a development stage company and has had limited activity.

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

INCOME TAXES

The Company utilizes Statement of Financial Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The accompanying financial statements have provided a valuation allowance to offset net deferred tax assets.

I-TELECO.COM, INC.(A
DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

NET LOSS PER SHARE

The Company has adopted SFAS No. 128 “Earnings Per Share”. Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed in a manner similar to the basic loss per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments. Diluted earnings per share contemplates a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share. Since the Company has incurred net losses for all periods, and since there are no convertible instruments, basic loss per share and diluted loss per share are the same.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” requires the disclosure of the fair value of financial instruments. The Company’s management, using available market information and other valuation methods, has determined the estimated fair value amounts. However, considerable judgment is required to interpret market data in developing estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

STOCK COMPENSATION

Stock-based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock and is amortized over the vesting period. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires the Company to disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

3.	DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

The Company’s initial activities have been devoted to developing a business plan, structuring and positioning itself to take advantage of opportunities available in the telecommunications industry and raising capital for future operations and administrative functions.

The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from December 16, 1998 (date of inception) to June 30, 2002 aggregated $339,362. The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

I-TELECO.COM, INC.(A
DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

3.	DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS (continued)

The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

4.	INCOME TAXES

No provision for income taxes has been made because the Company has sustained cumulative losses since the commencement of operations. As of June 30, 2002 and December 31, 2001, the Company had net operating loss carryforwards (“NOL’s”) of approximately $339,000 and $313,000, respectively, which will be available to reduce future taxable income through December 31, 2022 and 2021, respectively.

In accordance with SFAS No. 109 the Company has computed the components of deferred income taxes as follows.

                                 (UNAUDITED)
                                   JUNE 30,                DECEMBER 31,
                                     2002                      2001
                           -----------------------  ------------------------

Deferred tax assets        $              134,000     $             123,000
Valuation allowance                      (134,000)                 (123,000)
                           -----------------------  ------------------------

Deferred tax asset, net    $                    0     $                   0
                           =======================  ========================
At June 30, 2002 and December 31, 2001, a valuation allowance has been provided as the realization of the deferred tax benefit is not likely.

The effective tax rate varies from the U.S. Federal statutory tax rate for both the periods ended June 30, 2002 and December 31, 2001, principally due to the following:

U.S. statutory tax rate                                          34.0%
State and local taxes                                             5.5
Valuation allowance                                             (39.5)
                                                          ------------

Effective rate                                                    0.0%
                                                          ============

I-TELECO.COM, INC.(A
DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses as of June 30, 2002 and December 31, 2001 consisted of the following:

                                                                (UNAUDITED)
                                                                  JUNE 30,                 DECEMBER 31,
                                                                    2002                       2001
                                                          -----------------------       --------------------

Accounts payable                                          $               92,740      $              74,224
Accrued expenses                                                           7,075                      7,625
Accrued interest                                                           3,205                      8,057
                                                          -----------------------   ------------------------

Total accounts payable and accrued expenses               $              103,020      $              89,906
                                                          =======================   ========================
6.	LOAN PAYABLE

On November 29, 2001, the Company received a loan in the amount of $25,000, due and payable January 20, 2002. The loan bears interest at the rate of one and a half percent (1.5%) per month on the unpaid portion of the loan or the highest interest allowed by the laws and regulations of the State of New York, whichever is the higher, compounded monthly.

The amount of interest accrued as of June 30, 2002 and December 31, 2001 were $2,650 and $375, respectively.

7.	NOTES PAYABLE

As of June 30, 2002 and December 31, 2001, notes payable totalled $3,600 and $96,100, respectively. These notes are short-term borrowings with maturities of less than or equal to one year, with a interest rates ranging from 8.25% to 11%.

8.	STOCKHOLDERS’ EQUITY

On January 19, 2001, the Company entered into an agreement and plan of distribution (“spin-off”) with its parent company i-Incubator.com, Inc. (“Incubator”). Shareholders of Incubator received .7810 shares of the Company’s common stock for each share of Incubator. The spin-off resulted in the issuance of 14,120 additional shares due to rounding. This transaction was valued at $1. In addition, prior to distribution, the total debt owed to Incubator of $102,364 was cancelled and recorded as additional paid-in capital. The statement of operations and cash flows for the six months ended June 30, 2002 has been restated to reflect the cancellation of debt as an adjustment to additional paid-in capital.

On March 14, 2002, the Company issued 14,201,502 shares of common stock to Atlas Equity Group at $0.005 per share for the conversion of promissory notes in the amount of $64,750 and accrued interest of $6,258.

On March 14, 2002, the Company issued 6,182,526 shares of common stock to Ostonian Securities Ltd. at $0.005 per share for the conversion of past due promissory notes in the amount of $27,750 and accrued interest of $3,163.

I-TELECO.COM, INC.(A
DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (continued)

On June 27, 2002, the Board of Directors approved an amendment to its Articles of Incorporation to increase the authorized shares of common stock of the Company from 50,000,000 shares to 2,500,000,000 shares, par value $.0001 per share and authorized 10,000,000 preferred shares, par value $.0001 per share.

Item 2.     Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. i-TeleCo.com, Inc., is a development – stage company. Because the Company has not generated any revenue, it intends to report its plan of operation below.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. The Company’s actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

The Company’s operations have been devoted primarily to developing a business plan and raising capital for future operations and administrative functions. The Company intends to grow through internal development, strategic alliances, and acquisitions of existing businesses. Because of uncertainties surrounding its development, the Company anticipates incurring development stage losses in the foreseeable future. The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

PERIOD FROM DECEMBER 16, 1998 (DATE OF INCEPTION) THROUGH JUNE 30, 2002

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Operating expenses since inception have amounted to ($326,739), primarily consisting of accounting ($41,856), legal ($24,207), salary ($179,738) and website development fees ($18,538).

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Development stage loss during the six months ended June 30, 2002 was ($25,792) as compared to development stage loss during the six months ended June 30, 2001 was ($95,838).

Expenses for the six months ended June 30, 2002 were primarily accounting ($12,733), legal ($3,705), and corporate fees ($2,961). These fees are related to the Company’s regulatory filings.

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Development stage expenses during the three months ended June 30, 2002 were ($6,856) as compared to $48,551 for the three months ended June 30, 2001.

Expenses for the three months ended June 30, 2002 were primarily accounting ($3,073) and legal fees ($2,575) in connection with quarterly regulatory filings.

Expenses for the three months ended June 30, 2001 were primarily salary ($33,654) along with accounting ($5,169) and legal fees ($3,248) in connection with quarterly regulatory filings.

Liquidity and Capital Resources

Despite capital contributions and both related party and third party loan commitments, the company from time to time experienced, and continues to experience, cash flow shortages that have slowed the Company’s growth.

The Company has primarily financed its activities from sales of capital stock of the Company and from loans from related and third parties. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as office expenses and various consulting fees.

For the six months ended June 30, 2002, we had a net loss of $25,792. Our accumulated deficit since inception is $339,362. Such accumulated losses have resulted primarily from costs incurred in the development of website, salary and various professional fees.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	Not Applicable

Item 2.	Changes in Securities.	None

Item 3.	Defaults Upon Senior Securities.	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.	None

Item 5.	Other Information.	None

Item 6.	Exhibits and Reports of Form 8-K.	None

	(a) Exhibits required by Item 601 of Regulation S-B.	None

	(b) Reports of Form 8-K.	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 19, 2002.

I-TELECO.COM, INC.

Date: August 19, 2002	By: /s/ Jamee Kalimi Jamee Kalimi President