Form 10QSB
period 2002-09-30
I TELECO COM INC
filed 2002-11-14
CIK 1128723

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-32033

I-TELECO.COM, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-0881662
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1680 Michigan Avenue, Suite 100
Miami Beach, Florida  33134 (Address of Principal Executive Offices)

(305) 358-3678
(Issuer's telephone number)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X]   No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November , 2002: 40,398,185 shares of common stock outstanding, $0.0001 par value.

FORM 10-QSB

I-TELECO.COM, INC.
CONSOLIDATED FINANCIAL STATEMENTS

INDEX

Part I-- FINANCIAL INFORMATION
Item 1. Financial Statements
Statements of Income:
Nine Months Ended September 30, 2002
Nine Months Ended September 30, 2001
Balance Sheet
Statement of Cash Flows
Notes to Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition
Part II-- OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signature

Item 1.     Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (December 16, 1998) and nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
AS OF AND FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2002 AND FOR THE PERIOD
DECEMBER 16, 1998 (DATE OF INCEPTION)
THROUGH SEPTEMBER 30, 2002

I-TELECO.COM, INC.(A
DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Page(s)
Balance sheets	1

Statements of operations	2

Statements of changes in stockholders' deficit	3 - 4

Statements of cash flows	5 - 6

Notes to financial statements	7 - 11

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------
                                                                    (UNAUDITED)
                                                                   SEPTEMBER 30,                  DECEMBER 31,
                                                                        2002                          2001
                                                              --------------------------      ---------------------

ASSETS

CURRENT ASSETS:

     Cash                                                     $                   22        $                    0
                                                              -----------------------      ------------------------

     Total current assets                                                         22                             0
                                                              -----------------------      ------------------------

     TOTAL ASSETS                                             $                   22        $                    0
                                                              =======================      ========================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

     Accounts payable and accrued expenses                    $              101,203        $               89,906
     Loan payable                                                             25,000                        25,000
     Notes payable-related parties                                             9,600                        96,100
     Loans and advances payable-related party                                  3,858                             0
                                                              -----------------------      ------------------------

     Total current liabilities                                               139,661                       211,006
                                                              -----------------------      ------------------------

STOCKHOLDERS' DEFICIT:

     Common stock, par value $.0001 per share; 2,500,000,000
        shares authorized; 40,398,148 and 20,014,120 shares
        issued and outstanding at September 30, 2002 and
        December 31, 2001, respectively                                        4,040                         2,001
     Additional paid-in capital                                              200,445                       100,563
     Deficit accumulated during the development stage                       (344,124)                     (313,570)
                                                              -----------------------      ------------------------

      Total stockholders' deficit                                           (139,639)                     (211,006)
                                                              -----------------------      ------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $                   22        $                    0
                                                              =======================      ========================

   The accompanying notes are an integral part of these financial statements.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                                                                            FOR THE PERIOD
                                                    NINE MONTHS ENDED                THREE MONTHS ENDED          DECEMBER 16, 1998
                                                       SEPTEMBER 30,                    SEPTEMBER 30,        (DATE OF INCEPTION) TO
                                                  2002             2001              2002             2001       SEPTEMBER 30, 2002

DEVELOPMENT STAGE REVENUES                   $          0      $          0      $          0      $          0     $           0
                                             ------------      ------------      ------------      ------------      ------------

DEVELOPMENT STAGE EXPENSES:
      Amortization                                      0                 0                 0                 0               100
      Accounting                                   15,188            14,127             2,455             5,958            44,311
      Bank charges                                    145               147                45                45               873
      Consulting fees (as restated)                   116             2,669                 0               819             2,153
      Equpiment rental                                  0                 0                 0                 0             1,599
      On-line services                                225               225                75                75               650
      Dues and subscriptions                            0                 0                 0                 0               175
      Insurance expense                                 0             3,106                 0               460             7,783
      Legal fees                                    4,180             6,853               475               275            24,682
      Corporate fees                                3,392             5,008               431               527            18,716
      Office general                                1,459                 0                 0                 0             2,327
      Wages                                             0            65,385                 0             2,885           179,738
      Seminars and conferences                          0                 0                 0                 0             2,115
      Payroll taxes                                     0             5,392                 0               221            12,171
      Telephone                                         0               370                 0               (59)            4,790
      Travel                                            0               566                 0                 0             8,954
      Website development                               0                 0                 0                 0            18,538
      Miscellaneous                                     0                 0                 0                 0               230
      Printing                                          0               315                 0                 0               315
                                             ------------      ------------      ------------      ------------      ------------

TOTAL DEVELOPMENT STAGE EXPENSES                   24,705           104,163             3,481            11,206           330,220
                                             ------------      ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                              (24,705)         (104,163)           (3,481)          (11,206)         (330,220)
                                             ------------      ------------      ------------      ------------      ------------

OTHER EXPENSE:
      Cancellation of debt (as restated)                0                 0                 0                 0                 0
      Interest expense                             (5,849)           (5,236)           (1,281)           (1,453)          (13,904)
                                             ------------      ------------      ------------      ------------      ------------
                                                   (5,849)           (5,236)           (1,281)           (1,453)          (13,904)
                                             ------------      ------------      ------------      ------------      ------------

NET LOSS                                     $    (30,554)     $   (109,399)     $     (4,762)     $    (12,659)     $   (344,124)
                                             ============      ============      ============      ============      ============

LOSS PER COMMON SHARE
      Basic & diluted                        $      (0.01)     $      (0.01)     $      (0.01)     $      (0.00)
                                             ============      ============      ============      ============
Weighted-average number of common
 shares outstanding                            32,176,965        19,442,691        40,398,148        19,226,157
                                               ==========        ==========        ==========        ==========

   The accompanying notes are an integral part of these financial statements.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------

                                                                                                DEFICIT
                                                                                              ACCUMULATED
                                                                                ADDITIONAL    DURING THE
                                                       COMMON STOCK             PAID-IN       DEVELOPMENT
                                                   SHARES         AMOUNT        CAPITAL          STAGE           TOTAL
                                                   ------         ------        -------          -----           -----

Balance, December 16, 1998 (inception)                   0     $        0     $        0     $         0     $         0

Common stock issued to related party for        19,000,000          1,900         (1,800)              0             100
    management services

Loss for the period December 16, 1998 (Date
    of Inception) through December 31, 1998              0              0              0            (100)           (100)
                                                ----------     ----------     ----------     -----------     -----------

Balance, December 31, 1998                      19,000,000          1,900         (1,800)           (100)              0

Loss for the year ended December 31, 1999                0              0              0          (7,549)         (7,549)
                                                ----------     ----------     ----------     -----------     -----------

Balance, December 31, 1999                      19,000,000          1,900         (1,800)         (7,649)         (7,549)

Loss for the year ended December 31, 2000                0              0              0        (228,960)       (228,960)
                                                ----------     ----------     ----------     -----------     -----------

Balance, December 31, 2000                      19,000,000          1,900         (1,800)       (236,609)       (236,509)

   The accompanying notes are an integral part of these financial statements.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED) (continued)
---------------------------------------------------------------------------------------------------------------
                                                                                                        DEFICIT
                                                                                                      ACCUMULATED
                                                                                        ADDITIONAL    DURING THE
                                                               COMMON STOCK             PAID-IN       DEVELOPMENT
                                                           SHARES         AMOUNT        CAPITAL          STAGE           TOTAL
                                                           ------         ------        -------          -----           -----

Balance, December 31, 2000                              19,000,000          1,900         (1,800)       (236,609)       (236,509)

Cancellation of debt - related party                             0              0        102,364               0         102,364

Increase in common stock issued resulting from
    agreement and plan of distribution ("spin-off")         14,120              1             (1)              0               0

Common stock issued for management services              1,000,000            100              0               0             100

Loss for the year ended December 31, 2001                        0              0              0         (76,961)        (76,961)
                                                        ----------     ----------     ----------      ----------      ----------

Balance, December 31, 2001                              20,014,120          2,001        100,563        (313,570)       (211,006)

Common stock issued for the conversion of
    promissory notes                                    20,384,028          2,039         99,882               0         101,921

Loss for the nine months ended September 30, 2002                0              0              0         (30,554)        (30,554)
                                                        ----------     ----------     ----------      ----------      ----------

Balance, September 30, 2002                             40,398,148     $    4,040     $  200,445      $ (344,124)     $ (139,639)
                                                        ==========     ==========     ==========      ==========      ==========

   The accompanying notes are an integral part of these financial statements.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)
---------------------------------------------------------------------------------------------------------------

                                                                                                        FOR THE PERIOD
                                                                          NINE MONTHS ENDED            DECEMBER 16, 1998
                                                                            SEPTEMBER 30,             (DATE OF INCEPTION)
                                                                       2002               2001       TO SEPTEMBER 30, 2002
                                                                                     (as restated)
                                                                   ---------           ---------           ---------
OPERATING ACTIVITIES:
    Loss accumulated during the development stage                  $ (30,554)         ($ 109,399)           $(344,124)

    Adjustments to reconcile net loss to net cash used in
      operations:
       Amortization                                                        0                   0                 100
       Stock issued for management services                                0               1,000                 100

    Changes in assets and liabilities:
       Decrease in prepaid expenses                                        0                 425                   0
       Increase in accounts payable and accrued
         expenses                                                     20,718              47,869             110,623
                                                                   ---------           ---------           ---------

    Net cash used in operating activities                             (9,836)             92,262            (233,301)
                                                                   ---------           ---------           ---------

FINANCING ACTIVITIES:
    Proceeds from loans and advances-related party                     3,858                   0            172,973
    Notes payable - related party                                          0              60,300                  0
    Proceeds from short term borrowings                                6,000                   0             60,350
                                                                   ---------           ---------           ---------

    Net cash provided by financing activities                          9,858             (92,065)            233,323
                                                                   ---------           ---------           ---------

Increase in cash                                                   $      22           $     197                  22
                                                                   =========           =========           =========

CASH, beginning of year                                            $       0           $      49           $       0
                                                                   =========           =========           =========

CASH, end of year                                                  $      22           $     246           $      22
                                                                   =========           =========           =========

   The accompanying notes are an integral part of these financial statements.

I-TELECO.COM, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the nine months ended September 30, 2002 and 2001 and for the cumulative period December 16, 1998 (inception) through September 30, 2002, the Company did not pay any interest.

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

The accompanying notes are an integral part of these financial statements.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from December 16, 1998 (date of inception) to September 30, 2002 aggregated $344,124. The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

I-TELECO.COM, INC.(A
DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

3.	DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS (continued)

The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

4.	INCOME TAXES

No provision for income taxes has been made because the Company has sustained cumulative losses since the commencement of operations. As of September 30, 2002 and December 31, 2001, the Company had net operating loss carryforwards (“NOL’s”) of approximately $344,000 and $313,000, respectively, which will be available to reduce future taxable income through December 31, 2022 and 2021, respectively.

In accordance with SFAS No. 109 the Company has computed the components of deferred income taxes as follows.

	(UNAUDITED) SEPTEMBER 30, 2002	DECEMBER 31, 2001
Deferred tax assets	$135,880	$123,000
Valuation allowance	(135,880)	(123,000)
Deferred tax asset, net	$0	$0

At September 30, 2002 and December 31, 2001, a valuation allowance has been provided as the realization of the deferred tax benefit is not likely.

The effective tax rate varies from the U.S. Federal statutory tax rate for both the periods ended September 30, 2002 and December 31, 2001, principally due to the following:

U.S. statutory tax rate	34.0%
State and local taxes	5.5
Valuation allowance	(39.5)
Effective rate	0.0%

I-TELECO.COM, INC.(A
DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2002 and December 31, 2001 consisted of the following:

	(UNAUDITED) SEPTEMBER 30, 2002	DECEMBER 31, 2001
Accounts Payable	$94,385	$74,224
Accrued expenses	2,333	7,625
Accrued interest	4,485	8,057
Total accountants poayable and accrued expenses	$101,203	$89,906

6.	LOAN PAYABLE

On November 29, 2001, the Company received a loan in the amount of $25,000, due and payable January 20, 2002. The loan bears interest at the rate of one and a half percent (1.5%) per month on the unpaid portion of the loan or the highest interest allowed by the laws and regulations of the State of New York, whichever is the higher, compounded monthly.

The amount of interest accrued as of September 30, 2002 and December 31, 2001 were $3,775 and $375, respectively.

7.	NOTES PAYABLE

As of September 30, 2002 and December 31, 2001, notes payable totalled $9,600 and $96,100, respectively. These notes are short-term borrowings with maturities of less than or equal to one year, with a interest rates ranging from 8.25% to 11%.

8.	STOCKHOLDERS’ EQUITY

On January 19, 2001, the Company entered into an agreement and plan of distribution (“spin-off”) with its parent company i-Incubator.com, Inc. (“Incubator”). Shareholders of Incubator received .7810 shares of the Company’s common stock for each share of Incubator. The spin-off resulted in the issuance of 14,120 additional shares due to rounding. This transaction was valued at $1. In addition, prior to distribution, the total debt owed to Incubator of $102,364 was cancelled and recorded as additional paid-in capital. The statement of operations and cash flows for the nine months ended September 30, 2002 has been restated to reflect the cancellation of debt as an adjustment to additional paid-in capital.

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

PERIOD FROM DECEMBER 16, 1998 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2002

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Net loss since inception have amounted to ($344,124), primarily consisting of accounting ($44,311), legal ($24,682), salary ($179,738) website development fees ($18,538) and corporate fees ($18,716).

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Development stage loss during the nine months ended September 30, 2002 was ($30,554) as compared to development stage loss during the nine months ended September 30, 2001 was ($109,399).

Expenses for the nine months ended September 30, 2002 were primarily accounting ($15,188), legal ($4,180), and corporate fees ($3,392). These fees are related to the Company’s regulatory filings.

Expenses for nine months ended September 30, 2001 were primarily accounting ($14,127), legal ($6,853) and corporate fees ($5,008) relating to the Company's regulatory filings. The Company's main expense was salary ($65,385).

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Development stage expenses during the three months ended September 30, 2002 were ($4,762) as compared to ($12,659) for the three months ended September 30, 2001.

Expenses for the three months ended September 30, 2002 were primarily accounting ($2,455) and legal fees ($475) in connection with quarterly regulatory filings.

Expenses for the three months ended September 30, 2001 were primarily salary ($2,885) along with accounting ($5,958) and legal fees ($275) in connection with quarterly regulatory filings.

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

For the nine months ended September 30, 2002, we had a net loss of $30,554. Our accumulated deficit since inception is $344,124. Such accumulated losses have resulted primarily from costs incurred in the development of website, salary and various professional fees.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 14, 2002.

I-TELECO.COM, INC.

Date: November 14, 2002	By: /s/ Jamee Kalimi Jamee Kalimi President

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER
CHIEF FINANCIAL OFFICER PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Jamee Kalimi certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of i-Teleco.com, Inc.

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     November 14, 2002

/s/ Jamee Kalimi Jamee Kalimi Chief Executive Officer Chief Financial Officer