Form 10KSB
period 2002-12-31
I TELECO COM INC
filed 2003-04-15
CIK 1128723

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the

                         SECURITIES EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2002

                               Commission File #0-32033

                               I-TELECO.COM, INC.
             (Exact name of registrant as specified in its charter)

                                     Florida
         (State or other jurisdiction of incorporation or organization)

                                   65-0881662
                      (IRS Employer Identification Number)

              1680 Michigan Avenue, Suite 1000, Miami, Florida 33139
               (Address of principal executive offices )(Zip Code)

                                  (305)538-7840
                (Registrant's telephone no., including area code)

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

Yes   [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2002: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 9, 2003, was: $142,074

Number of shares of the registrant's common stock outstanding as of April 9, 2003 was: 40,398,148

Transfer Agent as of April 9, 2003:      Corporate Stock Transfer
                                         3200 Cherry Creek Drive, Suite 430
                                         Denver, Colorado 80209

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT. We were incorporated under the name Mastertel, Inc. in the State of Florida on December 16, 1998 as a wholly owned subsidiary of i-Incubator.com, Inc. (now known as Inclusion, Inc.), a public company that formerly traded on the NASDAQ OTC Electronic Bulletin Board. On December 2, 1999, the Company filed a Certificate of Amendment changing the name of the Company to i-Teleco.com, Inc.

We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

BUSINESS OF ISSUER. We are a development stage company that was formed to provide telecommunications services in various markets throughout the United States. It was anticipated that we would become a provider of local and long distance telephone services and related services. Ultimately, we intended to provide local and long distance services plus Internet access, Personnel Communications Services ("PCS"), cellular, paging, facsimile, enhanced calling cards, prepaid phone cards and calling cards and video communications services. We also intended to qualify as an "Integrated Communications Provider" ("ICP") under the Federal Telecommunications Act of 1996 (the "Telecommunications Act"). Under the Telecommunications Act, such ICPs can offer cellular, PCS, paging, voice mail, and a host of other telecommunications services along with local and long distance service. We intended to target its services to small and mid-size commercial end users.

Presently, we have received our licenses to operate as a local and long distance reseller in Texas, California, New York and Florida. In addition, we own our own domain name www.i-Teleco.com.

Our business plan calls for the purchase of other companies in the telecommunications industry. We anticipate that these acquisitions will not only be in the area of regional telecommunications but may also include telephony hardware and software providers, WAP specialized companies, Internet service providers, calling card marketing firms and telecom hotels. The goal of these acquisitions is to extend the reach of our market and to increase the number of products and services the company will provide. Through the anticipated successful vertical integration of acquisitions and i-Teleco developed products, we expect that it will be in a position to offer their customers a comprehensive suite of inter-connectivity solutions.

Acquisitions will be determined based upon the operating structures of the target, including the quality or existence of sales, billing and customer service departments. We intend to consolidate the operations of the acquired entities into a single operation resulting in significant cost savings and substantial revenues within a minimal period of time. Operational functions such as billing, customer service and management functions will be centralized, thereby eliminating redundant systems and functions. We will utilize the existing billing and customer services infrastructure of the acquired entities where appropriate, and expand or contract such infrastructure as operations dictate. We anticipate that our acquisition strategy will also provide us with revenues which will, upon reaching a certain level, provide us with advantages resulting from economies of scale.

EMPLOYEES

As of April 3, 2003, we employed a total of one person, on a part time basis. In addition, depending on demand, we will utilize manpower agencies to contract between additional persons on a temporary, part-time basis. Our employee is not represented by a labor union. We believe that our relations with our employee is good.

ITEM 2. DESCRIPTION OF PROPERTY

We presently share office space in a building located at 1680 Michigan Avenue, Miami Beach, Florida. The facility is leased pursuant to a month to month lease. The primary tenant is Atlas Equity Group, Inc. Michael D. Farkas, our principal shareholder is the President and sole shareholder of Atlas Equity Group, Inc. The ultimate landlord is not affiliated with us. No rent is being charged to us. We believe that this space is sufficient for us at this time.

ITEM 3. LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to the our knowledge and belief is any litigation threatened or contemplated that will have a material effect on our company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On April 3, 2003, there were 62 shareholders of record of our common stock. Based on information received from brokers and others in fiduciary capacities, we estimate that the total number of shareholders of our common stock exceeds
650. Our common stock currently available for trading on the NASDAQ OTC Electronic Bulletin Board under the symbol "ITEL."

DIVIDENDS

Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which the Board of Directors deems relevant.

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

PERIOD FROM DECEMBER 16, 1998 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2002

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Net loss since inception have amounted to ($357,465), primarily consisting of accounting ($48,811), legal ($24,751), salary ($179,739), corporate fees ($23,096) and website development fees ($18,538).

YEAR ENDED DECEMBER 31, 2002 AND 2001

Development stage loss during the year ended December 31, 2002 was ($43,918) as compared to development stage loss during the Year ended December 31, 2001 was ($76,938).

Expenses for the year ended December 31, 2002 were primarily accounting ($19,688), legal ($4,250), and corporate fees ($7,653). These fees are related to the Company's regulatory filings.

Expenses for the year ended December 31, 2001 were primarily accounting ($21,123), legal ($11,793), wages ($65,385) and corporate fees ($8,876).

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

For the year ended December 31, 2002, we had a net loss of $43,918. Our accumulated deficit since inception is $357,465. Such accumulated losses have resulted primarily from costs incurred in the development of web site, salary and various professional fees.

During 2000 and 2001, the Company incurred liabilities for payroll taxes. As of December 31, 2002, approximately $67,000, including interest and penalties, remains unpaid. Included in this amount is a notice of federal tax lien filed against the Company by the Internal Revenue Service ("IRS") totaling approximately $46,000. The Company is currently attempting to negotiate a settlement with the IRS.

Pursuant to the provisions of a proposed acquisition of ECI Communications, Inc. ("ECI") which was later aborted, the Company received a loan from ECI for $25,000. The loan as amended was due January 20, 2002 and bears interest at the rate of one and a half percent (1.5%) per month.

At December 31, 2001, the Company had notes to three related parties outstanding aggregating $96,100. The notes incurred interest at rates ranging from 10% to 11%. In March 2002, the notes to two of the related parties aggregating $92,500 were converted into 20,384,028 shares of the Company's common stock.

During 2002, the Company obtained notes from a stockholder totaling $6,000. The note incurs interest at the rate of 10% per annum and was due August 13, 2002.

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


I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
AS OF AND FOR THE YEAR ENDED
DECEMBER 31, 2002 AND 2001 AND FOR THE PERIOD
DECEMBER 16, 1998 (DATE OF INCEPTION)
THROUGH DECEMBER 31, 2002

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)


                                                                         Page(s)

Independent auditors' report                                                 1

Balance sheets                                                               2

Statements of operations                                                     3

Statements of changes in stockholders' deficit                           4 - 5

Statements of cash flows                                                 6 - 7

Notes to financial statements                                           8 - 13

                               I-TELECO.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
I-Teleco.Com, Inc.


We have audited the accompanying balance sheets of I-Teleco.Com, Inc. (a development stage Company) as of December 31, 2002 and 2001 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of I-Teleco.Com, Inc. as of December 31, 2002 and 2001 and the results of their operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




Seligson & Giannattasio, LLP
N.White Plains, New York
April 5, 2003


I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                DECEMBER 31,     DECEMBER 31,
                                                                    2002            2001
                                                                 ---------        ---------
ASSETS

CURRENT ASSETS:
    Cash                                                         $      27        $       0
                                                                 ---------        ---------

    Total current assets                                                27                0
                                                                 ---------        ---------

    TOTAL ASSETS                                                 $      27        $       0
                                                                 =========        =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                        $  46,853        $  30,822
    Accrued payroll tax liabilities                                 67,250           59,061
    Loan payable - ECI Communications                               25,000           25,000
    Notes payable-related parties                                    9,600           96,100
    Loans and advances payable-related party                         4,304                0
                                                                 ---------        ---------

    Total current liabilities                                      153,007          210,983
                                                                 ---------        ---------

STOCKHOLDERS' DEFICIT:
   Preferred stock, par value $.0001 per share; 10,000,000
     shares authorized; none issued and outstanding at
     December 31, 2002 and December 31, 2001, respectively               0                0
   Common stock, par value $.0001 per share; 2,500,000,000
      shares authorized; 40,398,148 and 20,014,120 shares
      issued and outstanding at December 31, 2002 and
      December 31, 2001, respectively                                4,040            2,001
   Additional paid-in capital                                      200,445          100,563
   Deficit accumulated during the development stage               (357,465)        (313,547)
                                                                 ---------        ---------

    Total stockholders' deficit                                   (152,980)        (210,983)
                                                                 ---------        ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $      27        $       0
                                                                 =========        =========


   The accompanying notes are an integral part of these financial statements.


I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                                                            FOR THE PERIOD
                                                                YEAR ENDED                 DECEMBER 16, 1998
                                                                DECEMBER 31,             (DATE OF INCEPTION) TO
                                                          2002                 2001         DECEMBER 31, 2002
                                                       ------------        ------------     -----------------
DEVELOPMENT STAGE REVENUES                             $          0        $          0        $          0
                                                       ------------        ------------        ------------

DEVELOPMENT STAGE EXPENSES:
       Accounting                                            19,688              21,123              48,811
       Bank charges                                             190                 395                 894
       Consulting fees (as restated)                            116               1,769               2,153
       Equpiment rental                                           0                   0               1,599
       On-line services                                         300                 300                 725
       Dues and subscriptions                                     0                   0                 175
       Insurance expense                                          0               3,106               7,782
       Legal fees                                             4,250              11,793              24,751
       Corporate fees                                         7,653               8,876              23,096
       Office general                                             0                   0                 871
       Wages                                                      0              65,385             179,739
       Seminars and conferences                                   0                   0               2,115
       Payroll taxes                                              0               5,392              12,153
       Telephone                                                  0                 370               4,790
       Travel                                                     0                 566               8,954
       Website development                                        0                   0              18,538
       Printing                                                   0                 315                 315
                                                       ------------        ------------        ------------

TOTAL DEVELOPMENT STAGE EXPENSES                             32,198             119,390             337,461
                                                       ------------        ------------        ------------

LOSS FROM OPERATIONS                                        (32,198)           (119,390)           (337,461)
                                                       ------------        ------------        ------------

OTHER EXPENSE:
       Cancellation of purchased web domain name
         (as restated)                                            0              50,000                   0
       Interest expense                                     (11,721)             (7,548)            (20,004)
                                                       ------------        ------------        ------------
                                                            (11,721)             42,452             (20,004)
                                                       ------------        ------------        ------------

NET LOSS                                               $    (43,919)       $    (76,938)       $   (357,465)
                                                       ============        ============        ============

LOSS PER COMMON SHARE
       Basic & diluted                                 $      (0.00)       $      (0.00)
                                                       ============        ============
Weighted-average number of common
 shares outstanding                                      32,176,965          19,442,691
                                                       ============        ============




   The accompanying notes are an integral part of these financial statements.


I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------
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


I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (continued)
--------------------------------------------------------------------------------

                                                                                                        DEFICIT
                                                                                                        ACCUMULATED
                                                                                         ADDITIONAL     DURING THE
                                                              COMMON STOCK               PAID-IN        DEVELOPMENT
                                                         SHARES          AMOUNT          CAPITAL        STAGE            TOTAL
                                                         ------          ------          -------        -----            -----

Balance, December 31, 2000                              19,000,000          1,900         (1,800)       (236,609)       (236,509)

Cancellation of debt - related party                             0              0        102,364               0         102,364

Increase in common stock issued resulting from
    agreement and plan of distribution ("spin-off")         14,120              1             (1)              0               0

Common stock issued for management services              1,000,000            100              0               0             100

Loss for the year ended December 31, 2001                        0              0              0         (76,961)        (76,961)
                                                        ----------     ----------     ----------      ----------      ----------

Balance, December 31, 2001                              20,014,120          2,001        100,563        (313,570)       (211,006)

Common stock issued for the conversion of
    promissory notes                                    20,384,028          2,039         99,882               0         101,921

Loss for the six months ended June 30, 2002                      0              0              0         (43,918)        (43,918)
                                                        ----------     ----------     ----------      ----------      ----------

Balance, June 30, 2002                                  40,398,148     $    4,040     $  200,445      $ (357,465)     $ (152,980)
                                                        ==========     ==========     ==========      ==========      ==========


   The accompanying notes are an integral part of these financial statements.


I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                                                           FOR THE PERIOD
                                                                                YEAR ENDED ENDED          DECEMBER 16, 1998
                                                                                   DECEMBER 31,          (DATE OF INCEPTION)
                                                                              2002            2001        TO JUNE 30, 2002
                                                                                           (as restated)
                                                                              ----            ----        ----------------
OPERATING ACTIVITES
    Loss accumulated during the development stage                          $ (43,918)      $ (76,938)      $(357,465)

    Adjustments to reconcile net loss to net cash used by operations:
       Stock issued for management services                                        0             100             200

    Changes in assets and liabilities:
       Decrease in prepaid expenses                                                0             425               0
       Increase in accounts payable and accrued
         expenses                                                             34,641          40,493         123,524
                                                                           ---------       ---------       ---------

    Net cash used by operating activities                                     (9,277)        (35,920)       (233,741)
                                                                           ---------       ---------       ---------

FINANCING ACTIVITIES:

    Net advances from related party                                            4,304               0           4,304
    Proceed from loan payable                                                      0          25,000          25,000
    Notes payable - related party                                              5,000          10,750         204,464
                                                                           ---------       ---------       ---------

    Net cash provided by financing activities                                  9,304          35,750         233,768
                                                                           ---------       ---------       ---------

Increase (Decrease) in cash                                                       27            (170)             27

CASH, beginning of year                                                            0              49               0
                                                                           ---------       ---------       ---------

CASH, end of year                                                          $      27       $    (121)      $      27
                                                                           =========       =========       =========




   The accompanying notes are an integral part of these financial statements.



I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                                               FOR THE PERIOD
                                                           YEAR ENDED ENDED                    DECEMBER 16, 1998
                                                              DECEMBER 31,                    (DATE OF INCEPTION)
                                                         2002               2001               TO JUNE 30, 2002
                                                                       (as restated)
                                                      ----------       -------------           ---------------
SUPPLEMENTAL OF CASH FLOW INFORMATION:
Interest paid                                         $        0       $           0           $           0
Income taxes paid                                              0                   0                       0


NON-CASH INVESTING AND FINANCING ACTIVITIES

Conversion of debt into common stock                     $92,500       $           0               $  92,500
Conversion of debt into contributed capital                    0             102,364                 102,364
Conversion of accrued interest into common stock           9,421                   0                   9,421



   The accompanying notes are an integral part of these financial statements.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.   ORGANIZATION

i-TeleCo.com, Inc. ("the Company"), formerly Mastertel Communications Corp., was incorporated on December 16, 1998 under the laws of the State of Florida. The Company's operations have been devoted primarily to structuring and positioning itself to provide telecommunication services in various markets throughout the United States. The Company intends to grow through internal development, strategic alliances and acquisitions of existing business. The Company is a development stage company and has had limited activity. The Company is currently applying to change its name to SkyWay Communications Holding Corp.

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

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On October 3, 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), was issued and is applicable to financial statements issued for fiscal years beginning after December 15, 2001. New rules on asset impairment supercede SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and portions of APB No. 30, "Reporting the Results of Operations". This standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are stated at the lower of fair value or carrying amount. This standard also requires expected future operating losses from discontinued operations to be displayed in the periods in which the losses are incurred, rather than as of the measurement date as previously required. The Company does not currently have any assets subject to this pronouncement.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), that is applicable to exit or disposal activities initiated after December 31, 2002. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard does not apply where SFAS 144 is applicable. The Company does not currently have any activities subject to this pronouncement.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), that is applicable to financial statements issued for fiscal years ending after December 15, 2002. In addition, interim disclosure provisions are applicable for financial statements issued for interim periods ending after December 15, 2002. This standard amends SFAS 123 and provides guidance to companies electing to voluntarily change to the fair value method of accounting for stock-based compensation. In addition, this standard amends SFAS 123 to require more prominent and more frequent disclosures in financial statements regarding the effects of stock-based compensation.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from December 16, 1998 (date of inception) to December 31, 2002 aggregated $357,465. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

4.   INCOME TAXES

No provision for income taxes has been made because the Company has sustained cumulative losses since the commencement of operations. As of December 31, 2002 and December 31, 2001, the Company had net operating loss carryforwards ("NOL's") of approximately $186,000 and $150,000, respectively, which will be available to reduce future taxable income through December 31, 2022 and 2021, respectively.

In accordance with SFAS No. 109 the Company has computed the components of deferred income taxes as follows.

                                     DECEMBER 31,              DECEMBER 31,
                                         2002                      2001
                               -----------------------  ------------------------

Net operating losses           $               69,948    $               56,503
Startup costs                                  59,943                    59,943
                               -----------------------  ------------------------
Deferred tax assets                           129,891                   116,446
Valuation allowance                          (129,891)                 (116,446)
                               -----------------------  ------------------------

Deferred tax asset, net        $                    0    $                    0
                               =======================  ========================


At December 31, 2002 and December 31, 2001, a valuation allowance has been provided as the realization of the deferred tax benefit is not likely.

The effective tax rate varies from the U.S. Federal statutory tax rate for both the periods ended December 31, 2002 and December 31, 2001, principally due to the following:

U.S. statutory tax rate                                           34.0 %
State and local taxes                                              5.5
Valuation allowance                                              (39.5)
                                                          -------------

Effective rate                                                     0.0 %
                                                          =============

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2002 and December 31, 2001 consisted of the following:


                                                    DECEMBER 31,                DECEMBER 31,
                                                        2002                        2001
                                              -----------------------       ---------------------
Accounts payable                              $               35,719      $               15,140
Accrued expenses                                               5,250                       7,625
Accrued interest                                               5,884                       8,057
                                              -----------------------   -------------------------

Total accounts payable and accrued expenses   $               46,853      $               30,822
                                              =======================   =========================

6.   ACCRUED PAYROLL TAX LIABILITIES

During 2000 and 2001, the Company incurred liabilities for payroll taxes. As of December 31, 2002, approximately $67,000, including interest and penalties, remains unpaid. Included in this amount is a notice of federal tax lien filed against the Company by the Internal Revenue Service ("IRS") totaling approximately $46,000. The Company is currently attempting to negotiate a settlement with the IRS.

7.   LOAN PAYABLE - ECI COMMUNICATIONS

Pursuant to the provisions of a proposed acquisition of ECI Communications, Inc. ("ECI") which was later aborted, the Company received a loan from ECI for $25,000. The loan as amended was due January 20, 2002 and bears interest at the rate of one and a half percent (1.5%) per month.

8.   NOTES PAYABLE - RELATED PARTIES

At December 31, 2001, the Company had notes to three related parties outstanding aggregating $96,100. The notes incurred interest at rates ranging from 10% to 11%. In March 2002, the notes to two of the related parties aggregating $92,500 were converted into 20,384,028 shares of the Company's common stock.

During 2002, the Company obtained notes from a stockholder totaling $6,000. The note incurs interest at the rate of 10% per annum and was due August 13, 2002.

I-TELECO.COM, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

9.   STOCKHOLDERS' EQUITY

On June 27, 2002, the Board of Directors approved an amendment to its Articles of Incorporation to increase the authorized shares of common stock of the Company from 50,000,000 shares to 2,500,000,000 shares, par value $.0001 per share and authorized 10,000,000 preferred shares, par value $.0001 per share.

Spinoff

On January 19, 2001, the Company entered into an agreement and plan of distribution ("spin-off") with its then parent company i-Incubator.com, Inc. ("Incubator"). Shareholders of Incubator received .7810 shares of the Company's common stock for each share of Incubator. The spin-off resulted in the issuance of 14,120 additional shares due to rounding. In addition, prior to distribution, the total debt owed to Incubator of $102,364 was cancelled and recorded as additional paid-in capital.

Conversion of Notes Payable

On March 14, 2002, the Company issued 14,201,502 shares of common stock to Atlas Equity Group at $0.005 per share for the conversion of promissory notes in the amount of $64,750 and accrued interest of $6,258 (Note 8).

On March 14, 2002, the Company issued 6,182,526 shares of common stock to Ostonian Securities Ltd. at $0.005 per share for the conversion of past due promissory notes in the amount of $27,750 and accrued interest of $3,163 (Note
8).

Additional Share Issuances

In 1998, the Company issued 19,000,000 shares of its common stock to i-Incubator.Com, Inc. in consideration of management services in connection with the formation of the Company. The shares were valued at $100, the approximate market value of the stock on the date of issuance and the par value of the shares on such date.

In May 2001, the Company issued 1,000,000 shares of its common stock in consideration for management services rendered. The Company has valued these services at $100, the approximate market value of the shares on the date of issuance.

10.  PURCHASE OF DOMAIN NAME

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountants are Seligson & Giannattasio, LLP, 901 North Broadway, Suite 24, North White Plains, NY 10603. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. On September 27, 2002, we hired Domenick Davi, CPA to replace Salibello & Broder as our independent auditors. Subsequently on March 15, 2003 we replaced Domenick Davi with Seligson & Giannattasio. At no time has there been any disagreements with either Domenick Davi or Salibello & Broder regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers of the Company and its subsidiaries, as of April 9, 2003, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

                                                WITH COMPANY
   NAME                        AGE              SINCE         DIRECTOR/POSITION
   ----                        ---              -----         -----------------

Jamee Kalimi                    33               1999         President, Vice President,
                                                              Secretary and Director

Jamee M. Kalimi has been our Vice President, Secretary and Director since inception and President since July 15, 2001. She is a marketing and telecommunications expert with a strong ability to create new strategies and business plans. Ms. Kalimi was previously President and Director of i-Incubator.com, Inc.(now known as Inclusion, Inc.) a publicly traded company previously listed on the OTC Electronic Bulletin Board. (OTC:BB INQU). Ms. Kalimi is also President of i-CarAuction.com, Inc., and Schoolwurks, Inc., which were both subsidiaries of i-Incubator.com, Inc. Ms. Kalimi has been heavily involved in the telecommunications industry since 1990, specializing in pay per call services and the marketing of such services. She has an active real estate license in the State of Florida which she obtained in 1995. Prior to working for us, she was an assistant to the President of Atlas Equity Group, Inc. from February 1998 to October 1998. She worked as a Real Estate Sales and Leasing Manager for Sclar Realty from April 1996 to February 1998 and President of AvJam Communications, Inc. from January 1994 to April 1996.

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

CERTAIN LEGAL PROCEEDINGS

Our sole director, nominee for director, or executive officer has not appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

ITEM 10. EXECUTIVE COMPENSATION

The following information relates to compensation received by our Chief Executive Officer in fiscal year ending December 31, 2002 for the executive officers who were serving as of fiscal year ending December 31, 2002, whose salary and bonus during fiscal year ending December 31, 2002 exceeded $100,000. In 2001, no officer received compensation in excess of $100,000.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Summary Compensation Table

                               ANNUAL COMPENSATION

Name and Principal Position   Year    Salary   Bonus     Restricted Stock Award
---------------------------   ----    ------   -----     ----------------------

None.


Employment Agreements. No officer or director has been granted an employment contract or been provided a future benefit to be received upon separation from service with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of April 9, 2003, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

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

Common Stock       Jamee Kalimi                         175,725               *
                   3310 Oak Drive
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

We presently share office space in a building located at 1680 Michigan Avenue, Miami Beach, Florida. The facility is leased pursuant to a month to month lease. The primary tenant is Atlas Equity Group, Inc. Michael D. Farkas, our principal shareholder is the President and sole shareholder of Atlas Equity Group, Inc. The ultimate landlord is not affiliated with us. No rent is being charged to us. We believe that this space is sufficient for us at this time.

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

3(i) Certificate of Incorporation, as amended (1)

3.2  Bylaws, as amended (1)

(1) Incorporated by reference to the Registrant's Form 10-SB, filed on November 30, 2000(SEC File No. (000-32033 ).

(b)  Reports on Form 8-K

We filed reports on Form 8K on November 5, 2003 based on our change in accountants.

ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls
----------------------------

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                        I-TELECO.COM, INC.

                                        By: /s/ Jamee Kalimi
                                        --------------------
                                                Jamee Kalimi
                                                President, Vice President
                                                and Director

   Dated:     April 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                            TITLE                            DATE
----                            -----                            ----

/s/ Jamee Kalimi                President, Vice President,       April 15, 2003
----------------------------    Secretary and Director

--------------------------------------------------------------------------------

                                 CERTIFICATION
                         OF PRINCIPAL EXECUTIVE OFFICER
                   AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO
                             18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Jamee Kalimi, certify that:

1.   I have reviewed this annual report on Form 10-KSB of i-Teleco.com, Inc.

2. Based on my knowledge, this yearly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this yearly report;

3. Based on my knowledge, the financial statements, and other financial information included in this yearly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this yearly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the a registrant is made known to me by others within those entities, particularly during the period in which this yearly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this yearly report (the "Evaluation Date"); and

     (c) presented in this yearly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this yearly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 14, 2003
                                        /s/ Jamee Kalimi
                                        --------------------------
                                        Jamee Kalimi
                                        Principal Executive Officer,
                                        Principal Financial Officer