Form 10QSB
period 2003-03-31
SKYWAY COMMUNICATIONS HOLDING CORP
filed 2003-05-15
CIK 1128723

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the transition period from

                          Commission File No. 000-32033

                       SKYWAY COMMUNICATIONS HOLDING CORP.
        (Exact name of small business issuer as specified in its charter)

            Florida                                         65-0881662
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

          1680 Michigan Avenue, Suite 1000, Miami Beach, Florida 33139
                    (Address of Principal Executive Offices)

                                  (305)538-7840
                           (Issuer's telephone number)

                               i-Teleco.com, Inc.
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 15, 2003: 44,691,057 shares of common stock outstanding, $0.0001 par value.

SKYWAY COMMUNICATIONS HOLDING CORP.
(FORMERLY I-TELECO.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
AS OF MARCH 31, 2003 AND
DECEMBER 31, 2002 AND FOR THE PERIOD
DECEMBER 16, 1998 (DATE OF INCEPTION)
THROUGH MARCH 31, 2003


SKYWAY COMMUNICATIONS HOLDING CORP.
(FORMERLY I-TELECO.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)

       BALANCE SHEETS

                                                                            MARCH 31,                  DECEMBER 31,
                                                                               2003                        2002
                                                                     --------------------------     --------------------
                                                                           (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash                                                                   $      0                $      27
                                                                          ---------                ---------

   Total current assets                                                          0                       27
                                                                          ---------                ---------

   TOTAL ASSETS                                                           $      0                $      27
                                                                          =========                =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                 $  47,249                $  46,853
   Accrued payroll tax liabilities                                          68,525                   67,250
   Loan payable - ECI Communications                                        25,000                   25,000
   Notes payable-related parties                                             9,600                    9,600
   Loans and advances payable-related party                                 10,254                    4,304
                                                                         ---------                ---------

   Total current liabilities                                               160,628                  153,007
                                                                         ---------                ---------

STOCKHOLDERS' DEFICIT:
   Preferred stock, par value $.0001 per share; 10,000,000 shares authorized; none issued and outstanding at

     March 31, 2003 and December 31, 2002, respectively                          0                        0
   Common stock, par value $.0001 per share; 2,500,000,000
      shares authorized; 40,398,148 shares issued
      and outstanding at March 31, 2003 and
      December 31, 2002, respectively                                        4,040                    4,040
    Additional paid-in capital                                             200,445                  200,445
   Deficit accumulated during the development stage                       (365,113)                (357,465)
                                                                         ---------                ---------

    Total stockholders' deficit                                           (160,628)                (152,980)
                                                                         ---------                ---------

   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $       0                $      27
                                                                         =========                =========


   The accompanying notes are an integral part of these financial statements.


SKYWAY COMMUNICATIONS HOLDING CORP.
(FORMERLY I-TELECO.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS


                                                                                               FOR THE PERIOD
                                                               THREE MONTHS ENDED             DECEMBER 16, 1998
                                                                   MARCH 31,               (DATE OF INCEPTION) TO
                                                2003                  2002                      MARCH 31, 2003
                                       ---------------------  -----------------------  ----------------------------

                                            (Unaudited)              (Unaudited)                 (Unaudited)
DEVELOPMENT STAGE REVENUES             $                  0     $                  0     $                       0
                                       ---------------------  -----------------------  ----------------------------

DEVELOPMENT STAGE EXPENSES:
       Accounting                                     2,500                    9,660                        51,311
       Bank charges                                      45                       55                           939
       Consulting fees (as restated)                    199                        0                         2,352
       Equpiment rental                                   0                        0                         1,599
       On-line services                                  75                       75                           800
       Dues and subscriptions                             0                        0                           175
       Insurance expense                                  0                        0                         7,782
       Legal fees                                       250                    1,130                        25,001
       Corporate fees                                 3,208                    2,072                        26,304
       Office general                                     0                    1,451                           871
       Wages                                              0                        0                       179,739
       Seminars and conferences                           0                        0                         2,115
       Payroll taxes                                      0                        0                        12,153
       Telephone                                          0                        0                         4,790
       Travel                                             0                        0                         8,954
       Website development                                0                        0                        18,538
       Printing                                           0                        0                           315
                                       ---------------------  -----------------------  ----------------------------

TOTAL DEVELOPMENT STAGE EXPENSES                      6,277                   14,443                       343,738
                                       ---------------------  -----------------------  ----------------------------

LOSS FROM OPERATIONS                                 (6,277)                 (14,443)                     (343,738)
                                       ---------------------  -----------------------  ----------------------------

OTHER EXPENSE:
       Interest expense                              (1,371)                  (3,368)                      (21,375)
                                       ---------------------  -----------------------  ----------------------------

                                                     (1,371)                  (3,368)                      (21,375)
                                       ---------------------  -----------------------  ----------------------------

NET LOSS                               $             (7,648)    $            (17,811)    $                (365,113)
                                       =====================  =======================  ============================

LOSS PER COMMON SHARE
       Basic & diluted                 $              (0.00)    $              (0.00)
                                       =====================  =======================
Weighted-average number of common
 shares outstanding                              40,398,148               23,864,399
                                       =====================  =======================


   The accompanying notes are an integral part of these financial statements.


SKYWAY COMMUNICATIONS HOLDING CORP.
(FORMERLY I-TELECO.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                            FOR THE PERIOD
                                                         THREE MONTHS ENDED                               DECEMBER 16, 1998
                                                              MARCH 31,                                  (DATE OF INCEPTION)
                                                               2003                    2002                  TO MARCH 31, 2003
                                                                                   (as restated)
                                                         ---------------------  ---------------------   --------------------------
                                                               (Unaudited)            (Unaudited)               (Unaudited)

OPERATING ACTIVITIES:
    Loss accumulated during the development stage         $            (7,648)  $            (17,811)   $                (365,113)

    Adjustments to reconcile net loss to net cash used in
      operations:
       Stock issued for management services                                 0                    100                          200

    Changes in assets and liabilities:
       Increase in accounts payable and accrued
         expenses                                                       1,671                  6,839                      125,195
                                                         ---------------------  ---------------------   --------------------------

    Net cash used in operating activities                              (5,977)               (10,872)                    (239,718)
                                                         ---------------------  ---------------------   --------------------------

FINANCING ACTIVITIES:
    Net advances from related party                                     5,950                  1,557                       10,254
    Proceeds from loan payable                                              0                      0                       25,000
    Notes payable - related party                                           0                  9,420                      204,464
                                                         ---------------------  ---------------------   --------------------------

    Net cash provided by financing activities                           5,950                 10,977                      239,718
                                                         ---------------------  ---------------------   --------------------------

Increase (Decrease) in cash                                               (27)                   105                            0

CASH, beginning of year                                                    27                   (120)                           0
                                                         ---------------------  ---------------------   --------------------------

CASH, end of year                                         $                 0   $                (15)   $                       0
                                                         =====================  =====================   ==========================



   The accompanying notes are an integral part of these financial statements.


SKYWAY COMMUNICATIONS HOLDING CORP.
(FORMERLY I-TELECO.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                     FOR THE PERIOD
                                                                                              QUARTER ENDED DECEMBER 16, 1998
                                                                          MARCH 31,               (DATE OF INCEPTION)
                                                                  2003                2002          TO MARCH 31, 2003
                                                                                  (As restated)
                                                              ------------        -------------  ----------------------------
                                                              (Unaudited)          (Unaudited)        (Unaudited)

SUPPLEMENTAL OF CASH FLOW INFORMATION:

Interest paid                                                    $        0       $           0           $           0
Income taxes paid                                                         0                   0                       0


NON-CASH INVESTING AND FINANCING ACTIVITIES

Conversion of debt into common stock                                $92,500       $           0               $  92,500
Conversion of debt into contributed capital                               0             102,364                 102,364
Conversion of accrued interest into common stock                      9,421                   0                   9,421







   The accompanying notes are an integral part of these financial statements.

SKYWAY COMMUNICATIONS HOLDING CORP.
(FORMERLY I-TELECO.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements of Skyway Communications Holding Corp., formerly I-Teleco.com, Inc. contains all adjustments necessary to present fairly the Company's financial position as of March 31, 2003 and December 31, 2002, the statements of operations and cash flows for the three months ended March 31, 2003 and 2002.

The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Notes 1 and 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2002.

2. ACCRUED PAYROLL TAX LIABILITIES

During 2000 and 2001, the Company incurred liabilities for payroll taxes. As of March 31, 2003, approximately $68,525, including interest and penalties, remains unpaid. Included in this amount is a notice of federal tax lien filed against the Company by the Internal Revenue Service ("IRS") totaling approximately $46,000. The Company is currently attempting to negotiate a settlement with the IRS.

3. LOAN PAYABLE - ECI COMMUNICATIONS

Pursuant to the provisions of a proposed acquisition of ECI Communications, Inc. ("ECI") which was later aborted, the Company received a loan from ECI for $25,000. The loan as amended was due January 20, 2002 and bears interest at the rate of one and a half percent (1.5%) per month.

 SKYWAY COMMUNICATIONS HOLDING CORP.
(FORMERLY I-TELECO.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4. NOTES PAYABLE - RELATED PARTIES

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

5. SUBSEQUENT EVENTS

Subsequent to March 31, 2003, on April 17, 2003, the Company issued 4,079,148 shares common stock to Michael D. Farkas at $0.005 per share for the conversion of promissory notes in the amounts of $20,396 including accrued interest of $406. In addition, Atlas Equity Group, Inc. converted $711 of expenses it was owed into 142,170 shares of common stock. In addition Michael D. Farkas or any of his affiliated parties shall have, for a period of three months, the right to invest an amount not to exceed $100,000 at $0.005 per share. In May 8, 2003, the purchase price of the additional shares was amended from $0.005 per share to 50% of the average closing price of the Company's common stock as reported on the OTC:BB or other exchange during the 20 days preceding the investment.

On April 16, 2003, Sky Way Communications Holding Corp. signed a letter of intent to merge with Sky Way Aircraft, Inc. The letter of intent is non-binding and is subject to various conditions including the execution of a definitive merger agreement. Accordingly, there is no assurance that the merger will be consummated on favorable terms or at all.

Item 2. Management's Discussion and Analysis
--------------------------------------------

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. SkyWay Communications Holding Corp. (formerly i-teleco.com, Inc.), is a development - stage company. Because the Company has not generated any revenue, it intends to report its plan of operation below.

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

THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Development stage loss during the three months ended March 31, 2003 was ($6,373) as compared to development stage loss during the three months ended March 31, 2002 was ($17,811).

Expenses for the three months ended March 31, 2003 were primarily accounting ($2,500), legal ($250), and corporate fees ($1,934). These fees are related primarily to the Company's regulatory filings.

Expenses for the three months ended March 31, 2002 were primarily accounting ($9,660), legal ($1,130), office general ($1,451) and corporate fees ($2,072).

Liquidity and Capital Resources
-------------------------------

Despite capital contributions and both related party and third party loan commitments, the company from time to time experienced, and continues to experience, cash flow shortages that have slowed the Company's growth and development.

The Company has primarily financed its activities from sales of capital stock of the Company and from loans from related and third parties. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as salaries and professional fees.

For the three months ended March 31, 2003, we had a net loss of $7,648. Our accumulated deficit since inception is $365,113. Such accumulated losses have resulted primarily from costs incurred in the development of web site, salary and various professional fees.

During 2000 and 2001, the Company incurred liabilities for payroll taxes. As of March 31, 2003, approximately $69,000, including interest and penalties, remains unpaid. Included in this amount is a notice of federal tax lien filed against the Company by the Internal Revenue Service ("IRS") totaling approximately $46,000. The Company is currently attempting to negotiate a settlement with the IRS.

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

Subsequent to March 31, 2003, on April 17, 2003, the Company issued 4,079,148 shares common stock to Michael D. Farkas at $0.005 per share for the conversion of promissory notes in the amounts of $20,396 including accrued interest of $406. In addition, Atlas Equity Group, Inc. converted $711 of expenses it was owed into 142,170 shares of common stock. In addition Michael D. Farkas or any of his affiliated parties shall have, for a period of three months, the right to invest an amount not to exceed $100,000 at $0.005 per share. In May 8, 2003 the purchase price of the additional shares was amended from $0.005 per share to 50% of the average closing price of the Company's common stock as reported on the OTC:BB or other exchange during the 20 days preceding the investment.

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

Item 3.  Controls and Procedures
--------------------------------

(a)   Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)   Changes in internal controls.

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.                                Not Applicable

Item 2.   Changes in Securities.                            None

Item 3.   Defaults Upon Senior Securities.                  Not Applicable

Item 4.   Submission of Matters to a Vote of Security       None
          Holders.

Item 5.   Other Information.                                None

Item 6.   Exhibits and Reports of Form 8-K.                 On April 1, 2003 we
                                                            filed an 8K with
                                                            the SEC based on a
                                                            change in
                                                            accountant.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 15, 2003.

                             SKYWAY COMMUNICATIONS HOLDING CORP.


Date:  May 15, 2003          By:  /s/ Jamee Kalimi
                             ------------------------------------------------
                             Jamee Kalimi
                             Chief Executive Officer, Chief Financial Officer
                             and President

                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Jamee Kalimi certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Skyway Communications Holdings Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Dated:     May 15, 2003


/s/  Jamee Kalimi
----------------------------------------
Jamee Kalimi
Chief Executive Officer, Chief Financial
Officer and President