Form 10KSB
period 2003-04-30
SKYWAY COMMUNICATIONS HOLDING CORP
filed 2003-08-14
CIK 1128723

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the

                         SECURITIES EXCHANGE ACT OF 1934

        [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                      For Fiscal Year Ended April 30, 2003

                            Commission File #0-32033

                       SKYWAY COMMUNICATIONS HOLDING CORP.
             (Exact name of registrant as specified in its charter)

                                     Florida
         (State or other jurisdiction of incorporation or organization)

                                   65-0881662
                      (IRS Employer Identification Number)

                            6021 - 142nd Avenue North
                              Clearwater, FL               33760
               (Address of principal executive offices ) (Zip Code)

                                  727.535.8211
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

Revenues for year ended April 30, 2003,: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of July 7, 2003, was: $8,367,560

Number of shares of the registrant's common stock outstanding as of July 7,
2003 was: 57,200,000

Transfer Agent as of July 7, 2003:       Corporate Stock Transfer
                                         3200 Cherry Creek Drive, Suite 430
                                         Denver, Colorado 80209

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT. We were incorporated under the name Mastertel, Inc. in the
State of Florida on December 16, 1998 as a wholly owned subsidiary of
i-Incubator.com, Inc. (now known as Inclusion, Inc.), a public company that formerly traded on the NASDAQ OTC Electronic Bulletin Board. On December 2,
1999, the Company filed a Certificate of Amendment changing the name of the
Company to i-Teleco.com, Inc. On April 17, 2003, the Company filed a Certificate of Amendment changing the name of the Company to SkyWay Communications Holding
Corp.

On June 20, 2003, SWYC Acquisition Corporation, a Florida corporation and our wholly owned subsidiary, merged, pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of June 19, 2003, with and into Sky Way Aircraft,
Inc., a Nevada corporation. The merger closed on June 27, 2003. In connection with the merger, we moved our headquarters to 6021 - 142nd Avenue North,
Clearwater, FL 33760.

CURRENT BUSINESS OF ISSUER. We are developing a ground to air in-flight aircraft communication network that we anticipate will facilitate homeland security and in-flight entertainment. We are focused on bringing to the market a network supporting aircraft-related services including anti-terrorism support, real time in-flight surveillance and monitoring, WIFI or wireless access to the Internet, telephone service and enhanced entertainment service for commercial and private aircraft throughout the United States. Based on the final upgrading of a previous airborne telephone and communications network, we intend to provide broadband connectivity between the ground and in-flight aircraft throughout the
U.S. using technology that provides a broadband high-speed data transmission. We intend to be the communications solution for commercial and private aircraft owners wanting real time access to on-board security systems, aircraft health and welfare monitoring, avionics operations and for passengers wanting real time high-speed access to the internet. Our network will enable third party applications that can personalize the in-flight entertainment experience, provide real time access to flight management avionics with long-term data storage and also support for ground monitoring of in-flight surveillance systems that are being designed with the goal of enhancing current airline security standards. However, we will only provide the network. Other parties will use their applications on our network to provide these types of services.

Sky Way Aircraft was formed to utilize now-patented wireless data transmission software technology developed by Mr. Brent Kovar, our President. This technology is a software program for data indexing, which is similar to data compression but which mitigates data loss problems associated with compression. This technology permits faster and less expensive transmission of data, video, voice and audio between the ground and an airplane or other homeland security related ground locations than using traditional, non-indexed data transmission mechanisms. This is because indexed data takes up less transmission space, and thus travels faster and costs less to transmit than non-indexed data transmission. The technology is licensed to us under an irrevocable, perpetual exclusive worldwide license agreement.

EMPLOYEES

As of April 30, 2003, we employed a total of one person, on a part time basis.
As of July 31, 2003, we had 4 employees, of which 2 are management, 1 of which is sales and 1 of which is administrative.

Our employees are not represented by a labor union. We believe that our relations with our employees is good.

ITEM 2. DESCRIPTION OF PROPERTY

At April 30, 2003, we shared office space in a building located at 1680 Michigan
Avenue, Miami Beach, Florida. The facility is leased pursuant to a month to month lease. The primary tenant is Atlas Equity Group, Inc. Michael D. Farkas, our principal shareholder is the President and sole shareholder of Atlas Equity
Group, Inc. The ultimate landlord is not affiliated with us. No rent was charged to us. We believe that this space is sufficient for us at April 30, 2003.

ITEM 3. LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to the our knowledge and belief is any litigation threatened or contemplated that will have a material effect on our company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None as of April 30, 2003

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On July 7, 2003, there were 43 shareholders of record of our common stock.
Our common stock currently available for trading on the NASDAQ OTC
Electronic Bulletin Board under the symbol "SWYC."

High and Low Sales Prices for each quarter within the last two fiscal years.*

        ------------- ------------- -------------
        Period             Low          High
        ------------- ------------- -------------
        Q1 2002                $.01          $.07
        ------------- ------------- -------------
        Q2 2002                $.03          $.06
        ------------- ------------- -------------
        Q3 2002                $.02          $.04
        ------------- ------------- -------------
        Q4 2002      Less than $.01          $.02
        ------------- ------------- -------------
        Q1 2003                $.01          $.01
        ------------- ------------- -------------
        Q2 2003                $.01          $.28
        ------------- ------------- -------------

*   The quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

DIVIDENDS

Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which the Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. SkyWay Communications Holding Corp., is a development - stage company. Because the Company has not generated any revenue, it intends to report its plan of operation below.

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

PERIOD FROM DECEMBER 16, 1998 (DATE OF INCEPTION) THROUGH APRIL 30, 2003.

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Net loss since inception have amounted to ($391,044), primarily consisting of accounting ($56,751), legal ($31,246), salary ($179,739), corporate fees
($27,415) and website development fees ($18,538).

YEAR ENDED DECEMBER 31, 2002

Development stage loss during the year ended December 31, 2002 was ($43,919).

Expenses for the year ended December 31, 2002 were primarily accounting
($19,688), legal ($4,250), and corporate fees ($7,654). These fees are related to the Company's regulatory filings.

THE FISCAL PERIOD ENDED APRIL 30, 2003

Development stage loss during the four months ended April 30, 2003 was ($33,579).

Expenses for the four months ended April 30, 2003 were primarily accounting
($7,940), consulting ($11,199), legal ($6,495), and corporate fees ($4,319).
 These fees are related primarily to the Company's regulatory filings and general business consulting services.

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

For the four months ended April 31, 2003, we had a net loss of $33,579. Our accumulated deficit since inception is $391,044. Such accumulated losses have resulted primarily from costs incurred in the development of web site, salary and various professional fees.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

Our accountants are Seligson & Giannattasio, LLP, 901 North Broadway, Suite 24,
North White Plains, NY 10603. We intend to retain the firm of Pritchett, Siler &
Hardy, P.C., independent auditors for future accounting services.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers of the Company and its subsidiaries, as of April 30,
2003, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

                                 WITH COMPANY
   NAME              AGE            SINCE      DIRECTOR/POSITION
______________  ______________  ______________ ______________
Jamee Kalimi          33              1999     President, Vice President,
                                               Secretary and Director

Jamee M. Kalimi has been our Vice President, Secretary and Director since inception and President since July 7, 2001. She resigned as an officer effective upon closing of the merger, June 27, 2003, and director effective on or about
July 15, 2003. Ms. Kalimi was previously President and Director of
i-Incubator.com, Inc.(now known as Inclusion, Inc.) a publicly traded company previously listed on the OTC Electronic Bulletin Board. (OTC:BB INQU). Ms.
Kalimi is also President of i-CarAuction.com, Inc., and Schoolwurks, Inc., which were both subsidiaries of i-Incubator.com, Inc. She has an active real estate license in the State of Florida which she obtained in 1995. She has been an assistant to the President of Atlas Equity Group, Inc. from February 1998 to date. She worked as a Real Estate Sales and Leasing Manager for Sclar Realty
from April 1996 to February 1998 and President of AvJam Communications, Inc.
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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth compensation paid to Ms. Kalimi, our former
President. No other executive officer received compensation in excess of $60,000 during that period.

------------------ ------------------ ------------------ ------------------
Name               Position           Year               Compensation
------------------ ------------------ ------------------ ------------------
Joshua Lurie       CEO                2001               $65,384
------------------ ------------------ ------------------ ------------------
Jamie Kalimi       CEO                2001                     0
------------------ ------------------ ------------------ ------------------
                                      2002                     0
------------------ ------------------ ------------------ ------------------
                                      2003                $85,000
------------------ ------------------ ------------------ ------------------

Pursuant to a Bonus Stock Issuance Agreement May 30, 2003, Ms. Kalimi, our prior president, received 500,000 shares of common stock for services valued at
$85,000 or $.17 per share.

No other annual compensation, including a bonus or other form of compensation;
and no long-term compensation, including restricted stock awards, securities underlying options, LTIP payouts, or other form of compensation, were paid to this individual during these periods.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10%
of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on
Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of
Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial
Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended April 30, 2003 beneficial owners complied with Section
16(a) filing requirements applicable to them except for late filings by Ms.
Kalimi and Mr. Farkas.

         Employment Agreements.

         At the closing of the merger, we entered into employment agreements with Mr. Kent, our new CEO, and Mr. Kovar, our new president, as follows:

        o   Employment Term:  3 years

        o   Compensation: Base Salary of $150,000 per annum, increased by a minimum ten (10%) percent on the first anniversary of the
            appointment date and on each anniversary date thereafter during the employment term. In addition, a grant of stock options to purchase
            210,000 shares of common stock of that vest as follows: 70,000 on the 1st anniversary of the appointment date; 70,000 on the 2nd anniversary of the appointment date; and 70,000 on the 3rd anniversary of the appointment date. The option exercise price shall be the closing market price for the common stock on the appointment date, and the exercise period will be three years from the vesting date.

        o   Termination: The agreement may be terminated upon death, disability, cause and without cause as set forth in the agreement.

        o   Confidentiality and Assignment of Inventions: The agreement contains confidentiality provisions and also requires an assignment of all inventions without further compensation than already stated in the agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of July 7, 2003, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

Security Ownership of Beneficial Owners (1):

TITLE OF CLASS     NAME & ADDRESS              AMOUNT            PERCENT
_______________    _______________             _______________   _______________

Common Stock       Michael D. Farkas (2)       23,111,556        40.4%
                   294 South Coconut Lane
                   Miami, Florida 33131

                   Ostonian Securities         6,182,526         10.8%
                   60 St. James Street
                   London, SW1A 1LE
                   United Kingdom

   Security Ownership of Management:

TITLE OF CLASS     NAME & ADDRESS              AMOUNT            PERCENT
_______________    _______________             _______________   _______________

Common Stock       Jamee Kalimi                184,049           *
                   3310 Oak Drive
                   Hollywood, Florida 33021

All directors and executive                    184,049           *
officers as a group (1 person)

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
These notes were converted to common stock on April 17, 2003 (See Note 9).

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

On April 17, 2003, the Company issued 4,079,148 shares of common stock to
Michael Farkas in exchange for the $20,395.74 in loans advances and accrued interest outstanding at the time. On the same date, the Company issued 142,170 shares of common stock to Atlas Equity Group in exchange for $711 in promissory notes.

In May 2001, the Company issued 1,000,000 shares of its common stock in consideration for management services rendered. The Company has valued these services at $100, the approximate market value of the shares on the date of issuance.

On May 30, 2003, the Company entered into an agreement with its then president.
Pursuant to the agreement, the Company agreed to issue 500,000 shares of the
Company's common stock as a bonus. The shares will be valued at $.17 per share, the value of the shares on the date of the agreement.

On June 2, 2003, the Company entered into an Investment Banking/Advisory
Agreement with Atlas Capital Services for non-exclusive financing services and merger and acquisition services. Upon closing of an acquisition Atlas was to be paid 2,330,493 shares of the Company's common stock for services rendered in connection with the acquisition. Upon completion of a financing, Atlas is to be paid a fee totaling 10% of the financing secured.

Until the closing of the merger, we shared office space in a building located at
1680 Michigan Avenue, Miami Beach, Florida. The facility was leased pursuant to a month to month lease. The primary tenant is Atlas Equity Group, Inc. Michael
D. Farkas, our principal shareholder is the President and sole shareholder of
Atlas Equity Group, Inc. The ultimate landlord is not affiliated with us. No rent is being charged to us.

In connection with the merger, we entered into additional transactions with our management and our beneficial owners. We are not a subsidiary of any parent company. After the merger, we have one wholly-owned subsidiary, Sky Way
Aircraft, Inc.

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

(b)  Reports on Form 8-K

We filed reports on Form 8K or 8K/A on the following dates:

2003-06-24
2003-06-19
2003-06-16
2003-06-03
2003-04-01

ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

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

                       SKYWAY COMMUNICATIONS HOLDING CORP.

---------------------------- -------------------------- -------------------------- --------------------------
Title                        Name                       Date                       Signature
---------------------------- -------------------------- -------------------------- --------------------------
Principal Executive Officer  Brent C. Kovar             8-14-2003                  /s/Brent C. Kovar
---------------------------- -------------------------- -------------------------- --------------------------
Principal Accounting         James Kent                 8-14-2003                  /s/James Kent
Officer
---------------------------- -------------------------- -------------------------- --------------------------
Principal Financial Officer  James Kent                 8-14-2003                  /s/James Kent
---------------------------- -------------------------- -------------------------- --------------------------

Pursuant to the requirements of the Securities Act of 1933, this Registration
Statement has been signed by the following persons in the capacities and on the date indicated.

---------------------------- -------------------------- -------------------------- --------------------------
SIGNATURE                    NAME                       TITLE                      DATE
---------------------------- -------------------------- -------------------------- --------------------------
/s/Brent C. Kovar            Brent C. Kovar             Director                   8-14-2003
---------------------------- -------------------------- -------------------------- --------------------------
/s/Joy Kovar                 Joy Kovar                  Director                   8-14-2003
---------------------------- -------------------------- -------------------------- --------------------------
/s/James Kent                James Kent                 Director                   8-14-2003
---------------------------- -------------------------- -------------------------- --------------------------

                                  CERTIFICATION
                         OF PRINCIPAL EXECUTIVE OFFICER
                   AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO
                             18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Jamee Kalimi, certify that:

1.   I have reviewed this annual report on Form 10-KSB of SkyWay Communications
     Holding Corp.

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

Dated: As of April 30, 2003
                                        /s/ Jamee Kalimi
                                        --------------------------
                                        Jamee Kalimi
                                        Principal Executive Officer,
                                        Principal Financial Officer

SKYWAY COMMUNICATIONS HOLDING CORP.
(FORMALLY I-TELECO.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
AS OF AND FOR THE FOUR MONTHS ENDED
APRIL 30, 2003 AND FOR THE YEAR ENDED DECEMBER 31, 2002
AND FOR THE PERIOD DECEMBER 16, 1998 (DATE OF INCEPTION)
THROUGH APRIL 30, 2003

SKYWAY COMMUNICATIONS HOLDING CORP.
(FORMALLY I-TELECO.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)

                                                                        Page(s)

Independent auditors' report                                                   1

Balance sheets                                                                 2

Statements of operations                                                       3

Statements of changes in stockholders' deficit                             4 - 5

Statements of cash flows                                                   6 - 7

Notes to financial statements                                             8 - 16

SKYWAY COMMUNICATIONS HOLDING CORP.
(FORMALLY I-TELECO.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Skyway Communications Holding Corp.

We have audited the accompanying balance sheets of Skyway Communications Holding
Corp. (a development stage Company) as of April 30, 2003 and December 31, 2002 and the related statements of operations, stockholders' deficit and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skyway Communications Holding
Corp. as of April 30, 2003 and December 31, 2002 and the results of their operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Seligson & Giannattasio, LLP
N.White Plains, New York
August 7, 2003

SKYWAY COMMUNICATIONS HOLDING CORP.
(FORMALLY I-TELECO.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)

       BALANCE SHEETS
                                                     APRIL 30,             DECEMBER 31,
                                                        2003                   2002
                                                --------------------    --------------------
ASSETS

CURRENT ASSETS:
   Cash                                         $                  0    $                 27
                                                --------------------    --------------------

   Total current assets                                            0                      27
                                                --------------------    --------------------

   TOTAL ASSETS                                 $                  0    $                 27
                                                ====================    ====================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable and accrued expenses       $             56,903    $            46,853
    Accrued payroll tax liabilities                           68,950                 67,250
    Loan payable - ECI Communications                         25,000                 25,000
    Notes payable-related parties                              3,600                  9,600
    Loans and advances payable-related party                       0                  4,304
                                                --------------------    -------------------

    Total current liabilities                                154,453                153,007
                                                --------------------    -------------------

STOCKHOLDERS' DEFICIT:
   Preferred stock, par value $.0001 per share;
     10,000,000 shares authorized; none issued
     and outstanding at

     April 30, 2003 and December 31, 2002, respectively            0                      0
   Common stock, par value $.0001 per share; 2,500,000,000
      shares authorized; 46,819,466 and 40,398,148 shares
      issued and outstanding at April 30, 2003 and

      December 31, 2002, respectively                          4,682                  4,040
    Additional paid-in capital                               231,909                200,445
   Deficit accumulated during the development stage         (391,044)              (357,465)
                                                --------------------    -------------------

    Total stockholders' deficit                             (154,453)              (152,980)
                                                --------------------    -------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT $                  0    $                27
                                                ====================    ===================

   The accompanying notes are an integral part of these financial statements.

KYWAY COMMUNICATIONS HOLDING CORP.
(FORMALLY I-TELECO.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

                                      FOUR MONTHS                             FOR THE PERIOD
                                         ENDED             YEAR ENDED        DECEMBER 16, 1998
                                       APRIL 30,          DECEMBER 31,    (DATE OF INCEPTION) TO
                                         2003                2002            April 30, 2003
                                 -------------------  -------------------  -------------------

DEVELOPMENT STAGE REVENUES       $                 0  $                 0  $                 0
                                 -------------------  -------------------  -------------------

DEVELOPMENT STAGE EXPENSES:
     Accounting                                7,940               19,688               56,751
     Bank charges                                 60                  190                  954
     Consulting fees                          11,199                  116               13,352
     Equpiment rental                              0                    0                1,599
     On-line services                            100                  300                  825
     Dues and subscriptions                        0                    0                  175
     Insurance expense                             0                    0                7,782
     Legal fees                                6,495                4,250               31,246
     Corporate fees                            4,319                7,654               27,415
     Office general                                0                    0                  871
     Wages                                         0                    0              179,739
     Seminars and conferences                      0                    0                2,115
     Payroll taxes                                 0                    0               12,153
     Telephone                                     0                    0                4,790
     Travel                                        0                    0                8,954
     Website development                           0                    0               18,538
     Printing                                      0                    0                  315
                                 -------------------  -------------------  -------------------

TOTAL DEVELOPMENT STAGE EXPENSES              30,113               32,198              367,574
                                 -------------------  -------------------  -------------------

LOSS FROM OPERATIONS                         (30,113)             (32,198)            (367,574)
                                 -------------------  -------------------  -------------------

OTHER EXPENSE:
     Interest expense                         (3,466)             (11,721)             (23,470)
                                 -------------------  -------------------  -------------------
                                              (3,466)             (11,721)             (23,470)
                                 -------------------  -------------------  -------------------

NET LOSS                         $           (33,579) $           (43,919) $          (391,044)
                                 ===================  ==================== ====================

LOSS PER COMMON SHARE
     Basic & diluted             $             (0.00) $             (0.00)
                                 ===================  ====================
Weighted-average number of common
 shares outstanding                       41,405,457           32,176,965
                                 ===================  ====================

   The accompanying notes are an integral part of these financial statements.

SKYWAY COMMUNICATIONS HOLDING CORP.
(FORMALLY I-TELECO.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                                                                  DEFICIT
                                                                                                  ACCUMULATED
                                                                                 ADDITIONAL        DURING THE
                                                          COMMON STOCK             PAID-IN        DEVELOPMENT
                                                    SHARES          AMOUNT         CAPITAL           STAGE             TOTAL
                                              ---------------- ---------------- ---------------- ---------------- ----------------

Balance, December 16, 1998 (inception)                       0 $              0 $              0 $              0 $              0

Common stock issued to related party for
management services                                 19,000,000            1,900           (1,800)               0              100

Loss for the period December 16, 1998 (Date
of Inception) through December 31, 1998                      0                0                0             (100)            (100)
                                              ---------------- ---------------- ---------------- ---------------- ----------------

Balance, December 31, 1998                          19,000,000            1,900           (1,800)            (100)               0

Loss for the year ended December 31, 1999                    0                0                0           (7,549)          (7,549)
                                              ---------------- ---------------- ---------------- ---------------- ----------------

Balance, December 31, 1999                          19,000,000            1,900           (1,800)          (7,649)          (7,549)

Loss for the year ended December 31, 2000                    0                0                0         (228,960)        (228,960)
                                              ---------------- ---------------- ---------------- ---------------- ----------------
Balance, December 31, 2000                          19,000,000            1,900           (1,800)        (236,609)        (236,509)

   The accompanying notes are an integral part of these financial statements.

SKYWAY COMMUNICATIONS HOLDING CORP.
(FORMALLY I-TELECO.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (continued)

                                                                                                DEFICIT
                                                                                                ACCUMULATED
                                                                               ADDITIONAL        DURING THE
                                                        COMMON STOCK             PAID-IN        DEVELOPMENT
                                                  SHARES          AMOUNT         CAPITAL           STAGE             TOTAL
                                            ---------------- ---------------- ---------------- ---------------- ----------------

Balance, December 31, 2000                        19,000,000            1,900           (1,800)        (236,609)        (236,509)

Cancellation of debt - related party                       0                0          102,364                0          102,364
Increase in common stock issued resulting from
   agreement and plan of distribution ("spin-off")    14,120                1               (1)               0                0

Common stock issued for management services        1,000,000              100                0                0              100

Loss for the year ended December 31, 2001                  0                0                0          (76,938)         (76,938)
                                            ---------------- ---------------- ---------------- ---------------- ----------------
Balance, December 31, 2001                        20,014,120            2,001          100,563         (313,547)        (210,983)

Common stock issued for the conversion of
    promissory notes                              20,384,028            2,039           99,882                0          101,921

Loss for the year ended December 31, 2002                  0                0                0          (43,918)         (43,918)
                                            ---------------- ---------------- ---------------- ---------------- ----------------
Balance, December 31, 2002                        40,398,148 $          4,040 $        200,445 $       (357,465)$       (152,980)

Common stock issued for the conversion of
  promissory notes and advances                    4,221,318              422           20,684                0           21,106

Common stock issued for consulting services        2,200,000              220           10,780                0           11,000

Loss for the four months ended April 30, 2003              0                0                0          (33,579)         (33,579)
                                            ---------------- ---------------- ---------------- ---------------- ----------------
Balance, April 30, 2003                           46,819,466 $          4,682 $        231,909 $       (391,044)$       (154,453)
                                            ================ ================ ===============  ================ ================

   The accompanying notes are an integral part of these financial statements.

SKYWAY COMMUNICATIONS HOLDING CORP.
(FORMALLY I-TELECO.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

                                                     FOUR MONTHS                         FOR THE PERIOD
                                                        ENDED          YEAR ENDED      DECEMBER 16, 1998
                                                      APRIL 30,       DECEMBER 31,    (DATE OF INCEPTION)
                                                         2003             2002         TO APRIL 30, 2003
                                                 -----------------  -----------------  -----------------

Loss accumulated during the development stage    $         (33,579) $         (43,919) $        (391,044)

Adjustments to reconcile net loss to net cash used in
  operations:
   Stock issued for management services                          0                  0                200
   Stock issued for consulting services                     11,000                  0             11,000
   Stock issued for payment of interest                      1,639                  0              1,639

Changes in assets and liabilities:
   Decrease in prepaid expenses                                  0                  0                  0
   Increase in accounts payable and accrued
     expenses                                               12,178             34,642            135,702
                                                 -----------------  -----------------  -----------------

Net cash used in operating activities                       (8,762)            (9,277)          (242,503)
                                                 -----------------  -----------------  -----------------

Net advances from related party                              8,234              4,304             12,538
Proceeds from loan payable                                       0                  0             25,000
Notes payable - related party                                  501              5,000            204,965
                                                 -----------------  -----------------  -----------------

Net cash provided by financing activities                    8,735              9,304            242,503
                                                 -----------------  -----------------  -----------------

                                                               (27)                27                  0

                                                                27                  0                  0
                                                 -----------------  -----------------  -----------------

                                                 $               0  $              27  $               0
                                                 =================  =================  =================

   The accompanying notes are an integral part of these financial statements.

SKYWAY COMMUNICATIONS HOLDING CORP.
(FORMALLY I-TELECO.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

                                                   FOUR MONTHS                          FOR THE PERIOD
                                                       ENDED            YEAR ENDED     DECEMBER 16, 1998
                                                     APRIL 30,         DECEMBER 31,   (DATE OF INCEPTION)
                                                       2003                2002        TO APRIL 30, 2003
                                                 -----------------  -----------------  -----------------

SUPPLEMENTAL OF CASH FLOW INFORMATION:

Interest paid                                    $               0  $               0  $              0
Income taxes paid                                                0                  0                 0

NON-CASH INVESTING AND FINANCING ACTIVITIES

Conversion of debt into common stock             $          21,107  $          92,500  $        113,607
Conversion of debt into contributed capital                      0                  0           102,364
Conversion of accrued interest into common stock               429              9,421             9,850

   The accompanying notes are an integral part of these financial statements.

SKYWAY COMMUNICATIONS HOLDING CORP.
(FORMALLY I-TELECO.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION

     i-TeleCo.com, Inc. ("the Company"), formerly Mastertel Communications
     Corp., was incorporated on December 16, 1998 under the laws of the State of
     Florida. The Company's operations have been devoted primarily to structuring and positioning itself to provide telecommunication services in various markets throughout the United States. The Company intends to grow through internal development, strategic alliances and acquisitions of existing business. The Company is a development stage company and has had limited activity. In 2003, the Company changed its name to SkyWay
     Communications Holding Corp.

     In May 2003, the Company merged with Skyway Aircraft Inc. (see Note 12)
     whose primary business developing a unique ground to air in-flight aircraft communication network.

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

SKYWAY COMMUNICATIONS HOLDING CORP.
(FORMALLY I-TELECO.COM, INC.)
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

SKYWAY COMMUNICATIONS HOLDING CORP.
(FORMALLY I-TELECO.COM, INC.)
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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from December 16, 1998 (date of inception) to April 30, 2003 aggregated ($391,044). The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

     The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

SKYWAY COMMUNICATIONS HOLDING CORP.
(FORMALLY I-TELECO.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

4.   INCOME TAXES

     No provision for income taxes has been made because the Company has sustained cumulative losses since the commencement of operations. As of
     April 30, 2003 and December 31, 2002, the Company had net operating loss carryforwards ("NOL's") of approximately $219,000 and $186,000, respectively, which will be available to reduce future taxable income through April 30, 2023.

     In accordance with SFAS No. 109 the Company has computed the components of deferred income taxes as follows.

                                    APRIL 30,              DECEMBER 31,
                                      2003                     2002
                             ----------------------  ----------------------

Net operating losses         $               82,584  $               69,948
Startup costs                                59,943                  59,943
                             ----------------------  ----------------------
Deferred tax assets                         142,527                 129,891
Valuation allowance                        (142,527)               (129,891)
                             ----------------------  ----------------------

Deferred tax asset, net      $                    0  $                    0
                             ======================  ======================

     At April 30, 2003 and December 31, 2002, a valuation allowance has been provided, as the realization of the deferred tax benefit is not likely.

     The effective tax rate varies from the U.S. Federal statutory tax rate for both the periods ended April 30, 2003 and December 31, 2002, principally due to the following:

        U.S. statutory tax rate                34.0%
        State and local taxes                   5.5
        Valuation allowance                   (39.5)
                                           ------------

Effective rate                                  0.0%
                                           ============

SKYWAY COMMUNICATIONS HOLDING CORP.
(FORMALLY I-TELECO.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses as of April 30, 2003 and December 31,
     2002 consisted of the following:

                                           APRIL 30,            DECEMBER 31,
                                             2003                   2002
                                    ----------------------   --------------------

Accounts payable                    $               37,700   $             35,719
Accrued expenses                                    11,943                  5,250
Accrued interest                                     7,260                  5,884
                                    ----------------------   --------------------

Total accounts payable and
   accrued expenses                 $               56,903   $             46,853
                                    ======================   ===================

6.   ACCRUED PAYROLL TAX LIABILITIES

     During 2000 and 2001, the Company incurred liabilities for payroll taxes.
     As of April 30, 2003, approximately $69,000, including interest and penalties, remains unpaid. Included in this amount is a notice of federal tax lien filed against the Company by the Internal Revenue Service ("IRS")
     totaling approximately $46,000. The Company is currently attempting to negotiate a settlement with the IRS.

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
     The note incurs interest at the rate of 10% per annum and was due August
     13, 2002. These notes were converted to common stock on April 17, 2003
     (See Note 9).

SKYWAY COMMUNICATIONS HOLDING CORP.
(FORMALLY I-TELECO.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

9.   STOCKHOLDERS' EQUITY

     On June 27, 2002, the Board of Directors approved an amendment to its
     Articles of Incorporation to increase the authorized shares of common stock of the Company from 50,000,000 shares to 2,500,000,000 shares, par value
     $.0001 per share and authorized 10,000,000 preferred shares, par value
     $.0001 per share.

     On June 2, 2003, the Company designated 1,180,000 shares of its preferred stock as Series A Convertible Preferred Stock. Each share of Series A
     Preferred Stock has a stated value of $15,000,000 and is convertible, at the option of the Series A Preferred holder, into one hundred (100) shares of our common stock. We have the right to redeem the Series A Preferred
     Stock within the first (1st) year of closing the transaction for the Stated
     Value plus 5%. Also, each share of Series A preferred stock shall have that number of votes on all matters that is equal to the number of shares of
     Series A Preferred Stock are then convertible and shall have a liquidation preference equal to the Stated Value plus one (1%) percent per annum thereon from the date of issuance.

     On June 2, 2003, the Company designated 1,000,000 shares of its preferred stock as Series B. Each share of Series B preferred Stock has a stated
     value of $15,000,000 and is automatically convertible into two hundred
     (200) shares of our common stock, if and only if, from the issuance date to the third (3rd) year anniversary of the issuance date (the "(Conversion
     Period"), (a) the Corporation shall complete a Qualified Public Offering in the aggregate amount of $25,000,000, (b) during any period of thirty (30)
     consecutive trading days, the average closing price per share of the Common
     Stock, as reported on a national securities exchange, the NASDAQ NMS or
     Small Cap Market, or the OTC Bulletin Board, equals or exceeds $4.00
     (subject to appropriate adjustment to reflect stock splits, stock dividends, reorganizations and other capitalization changes, and all other events contemplated in), or (c) the Corporation Launches its Product and
     Services (as defined in the Certificate of Designation for the Series B
     Preferred Stock). If the above requirements are not met during the
     Conversion Period, then the Series B Preferred Stock shall be canceled and returned to treasury. The Series B Preferred Stock has similar voting and redemption rights as the Series A preferred Stock. At this time, the holders of the Series B Preferred Stock would not be able to convert their shares into our common stock and there is no assurance that they will meet the requirements at a later date.

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

SKYWAY COMMUNICATIONS HOLDING CORP.
(FORMALLY I-TELECO.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

9.   STOCKHOLDERS' EQUITY (Continued)

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

     On April 17, 2003, the Company issued 4,079,148 shares of common stock to
     Michael Farkas in exchange for the $20,395.74 in loans advances and accrued interest outstanding at the time. On the same date, the Company issued
     142,170 shares of common stock to Atlas Equity Group in exchange for $711 in promissory notes.

     Additional Share Issuances

     In 1998, the Company issued 19,000,000 shares of its common stock to
     i-Incubator.Com,  Inc. in consideration of management services in connection with the formation of the Company.The shares were valued at
     $100, the approximate market value of the stock on the date of issuance and the par value of the shares on such date.

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

11.  SERVICE AGREEMENTS

     On April 1, 2003, the Company entered into service agreements with four individuals. Pursuant to the agreements, the Company issued 2,200,000 shares of common stock in exchange for consulting services rendered and to be rendered. The Company had reported the cost of these services as consulting expenses valued at $.005 per share, the value of the Company's common stock on the date of the agreement.

SKYWAY COMMUNICATIONS HOLDING CORP.
(FORMALLY I-TELECO.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

12.   SUBSEQUENT EVENTS

     Bonus Stock Issuance Agreement

     On May 30, 2003, the Company entered into an agreement with its then president. Pursuant to the agreement, the Company agreed to issue 500,000 shares of the Company's common stock as a bonus. The shares will be valued at $.17 per share, the value of the shares on the date of the agreement.

     Legal Consulting Fees

     On June 20, 2003, the Company issued 2,000,000 shares of the Company common stock to its special counsel in exchange for legal services to be rendered through December 31, 2003.

     Investment Banking Agreement

     On June 2, 2003, the Company entered into an Investment Banking/Advisory
     Agreement with Atlas Capital Services for non-exclusive financing services and merger and acquisition services. Upon closing of an acquisition Atlas was to be paid 2,330,493 shares of the Company's common stock for services rendered in connection with the acquisition. Upon completion of a financing, Atlas is to be paid a fee totaling 10% of the financing secured.

     Employment Agreements

     On June 20, 2003, the Company entered into two employment agreements with two of its current  officers. Pursuant to the agreements,  the Company agrees to pay its CEO and its President each $150,000. In addition, both are entitled to be granted an option to purchase 210,000 shares of common stock at an exercise price at the closing market price on the date of his appointment.

     Merger With Skyway Aircraft

     In May 2003, the Company merged with Skyway Aircraft, Inc. ("SWAI").
     Pursuant to the merger agreement, the outstanding common shares of SWAI were converted into 1,000,000 shares of Series A Preferred Stock and the outstanding preferred shares of SWAI were converted into 1,000,000 shares of Series B Preferred Shares.

     Proposed Merger With Star Navigational Systems

     On July 7, 2003, the Company entered into a letter of intent with Star
     Navigational Systems Group Ltd, a Canadian company.

SKYWAY COMMUNICATIONS HOLDING CORP.
(FORMALLY I-TELECO.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

12.  SUBSEQUENT EVENTS (Continued)

     Consulting Agreements

     On July 1, 2003, the Company entered into a six months consulting agreement with Michael Farkas. In consideration for consulting services to be rendered, the Company issued 1,200,000 shares of the Company's common stock and five year warrants to purchase 2,000,000 shares of common stock at an exercise price of $.15 and four five year warrants to purchase 1,000,000 shares of common stock each with exercise prices of $.30, $.55, $1.00 and
     $1.10 per share.

     On July 1, 2003, the Company entered into a six month consulting agreement with a third party. In consideration for consulting services to be rendered, the Company issued 1,000,000 shares of common stock and warrants to purchase an aggregate of 4,000,000 common shares at exercise prices determined by the price of the Company's common stock.