Form 10QSB
period 2003-07-31
SKYWAY COMMUNICATIONS HOLDING CORP
filed 2003-09-18
CIK 1128723

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2003
Or

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-32033

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

                                       N/A
                              ---------------------
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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities
Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 57,949,959

                 SkyWay Communications Holding Corp.

                         Table of Contents

                                                                       Page

PART I - FINANCIAL INFORMATION                                           3

  Item 1. Financial Statements

    Balance Sheet                                                        4-5

    Statement of Operations                                              6

    Statement of Cash Flows                                              7-8

    Notes to Financial Statements                                        9-24

  Item 2. Management's Discussion and Plan of Operation                  25-28

  Item 3. Controls and Procedures                                        28

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                             29

  Item 2.  Changes in Securities                                         29

  Item 3. Defaults upon Senior Securities.                               29

  Item 4. Submission of Matters to a Vote of Security Holders.           29

  Item 5. Other Information.                                             29

  Item 6. Exhibits                                                       30

SIGNATURES                                                               31

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          [A Development Stage Company]

              UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 2003

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          [A Development Stage Company]

                                    CONTENTS

                                                                           PAGE
-        Unaudited Condensed Consolidated Balance Sheets,
           July 31, 2003 and April 30, 2003                                4 - 5

-        Unaudited Condensed Consolidated Statements of
           Operations, for the three months ended
           July 31, 2003 and 2002 and for the period from
           inception on April 24, 2002 through July 31, 2003                   6

-        Unaudited Condensed Consolidated Statements of
           Cash Flows, for the three months ended
           July 31, 2003 and 2002 and for the period from
           inception on April 24, 2002 through July 31, 2003               7 - 8

-        Notes to Unaudited Condensed Consolidated
           Financial Statements                                           9 - 24

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          [A Development Stage Company]

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                               July 31,              April 30,
                                                 2003                  2003
                                             ___________           ___________
CURRENT ASSETS:
     Cash                             $           53,634    $              741
     Advance to related party                     23,382                     -
     Employee advance                              2,000                 2,000
     Prepaid expense                               1,188                 8,313
                                             ___________           ___________
               Total Current Assets               80,204                11,054
                                             ___________           ___________

PROPERTY AND EQUIPMENT, net                      376,847               324,961
                                             ___________           ___________

OTHER ASSETS:
     Indefinite-life intangible assets            23,800                23,800
     Deposit                                      92,500                92,500
                                             ___________           ___________
               Total Other Assets                116,300               116,300
                                             ___________           ___________

                                      $          573,351    $          452,315
                                             ___________           ___________

                                   [Continued]

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          [A Development Stage Company]

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                   [Continued]

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                               July 31,              April 30,
                                                 2003                  2003
                                             ___________           ___________
CURRENT LIABILITIES:
     Accounts payable                 $          391,988    $           91,069
     Accrued payroll                             193,568                44,693
     Accrued interest                              8,509                     -
     Installment payable                               -               250,000
     Advances from related party                       -             1,316,946
     Note payable                                 25,000                     -
     Note payable - related party                  3,600                     -
                                             ___________           ___________
               Total Current Liabilities         622,665             1,702,708

COMMITMENTS AND CONTINGENCIES [See Note 12]            -                     -
                                             ___________           ___________

               Total Liabilities                 622,665             1,702,708
                                             ___________           ___________

STOCKHOLDERS' EQUITY (DEFICIT) [Restated]:
     Preferred stock, $.0001 par value,
       10,000,000 shares authorized:
       Series A convertible preferred stock,
         1,000,000 and no shares issued
         and outstanding, respectively              100                     -
       Series B convertible preferred stock,
         1,000,000 and no shares issued
         and outstanding, respectively              100                     -
     Common stock, $.0001 par value,
       2,500,000,000 shares authorized,
       57,949,959 and 10,000,000 shares
       issued and outstanding, respectively       5,795                 1,000
     Capital in excess of par value           5,656,025                30,300
     Deficit accumulated during the
       development stage                     (4,844,619)           (1,281,693)
                                             ___________           ___________
                                                817,401            (1,250,393)

        Less: Subscription receivable          (866,715)                    -
                                             ___________           ___________
        Total Stockholders' Equity (Deficit)    (49,314)           (1,250,393)
                                             ___________           ___________

                                     $          573,351    $          452,315
                                            ___________           ___________

NOTE:    The balance sheet at April 30, 2003 was taken from the audited financial statements at that date and condensed.

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          [A Development Stage Company]

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                       For the Three Months          From Inception
                                          Ended July 31,              on April 24,
                                    _________________________         2002 Through
                                      2003              2002          July 31, 2003
                                  ____________      ____________      _____________
REVENUE                         $           -    $            -    $             -

EXPENSES:
     Selling                           47,602                 -             55,624
     General and administrative     3,305,452            16,624          4,132,695
     Research and development         209,335            92,600            682,690
                                  ____________      ____________      _____________
           Total Expenses           3,562,389            109,224         4,871,009
                                  ____________      ____________      _____________
LOSS BEFORE OTHER
  INCOME (EXPENSE)                 (3,562,389)         (109,224)        (4,871,009)

OTHER INCOME (EXPENSE):
     Rental income - related party          -                 -             26,927
     Interest expense                    (537)                -               (537)
                                  ____________      ____________      _____________
           Total Other Income
             (Expense)                   (537)                -             26,390
                                  ____________      ____________      _____________
LOSS BEFORE INCOME
  TAXES                            (3,562,926)         (109,224)        (4,844,619)

CURRENT TAX EXPENSE                         -                 -                  -

DEFERRED TAX EXPENSE                        -                 -                  -
                                  ____________      ____________      _____________
NET LOSS                        $  (3,562,926)   $  (109,224)      $  (4,844,619)
                                  ____________      ____________      _____________
LOSS PER COMMON SHARE           $        (.12)   $      (.01)      $        (.29)
                                  ____________      ____________      _____________

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          [A Development Stage Company]

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For the Three Months          From Inception
                                                                            Ended July 31,              on April 24,
                                                                          _________________________     2002 Through
                                                                        2003              2002          July 31, 2003
                                                                      ____________     ____________       _____________
Cash Flows from Operating Activities:
   Net loss                                                       $     (3,562,926) $      (109,224) $       (4,844,619)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation                                                           20,263                -              41,139
     Non-cash expenses                                                           -                -             296,303
     Non-cash services rendered for stock and warrants                   2,961,285                -           2,966,685
     Changes in assets and liabilities:
       (Increase) in employee advance                                            -                -              (2,000)
       (Increase) decrease in prepaid expense                                7,125                -              (1,188)
       (Increase) in deposit                                                     -                -             (92,500)
       Increase in accounts payable                                        253,164                -             344,233
       Increase in accrued payroll                                          71,907                -             116,600
       Increase in accrued interest                                            537                -                 537
       (Decrease) in installment payable                                  (250,000)               -            (250,000)
                                                                      ____________     ____________       _____________
               Net Cash (Used) by Operating Activities                    (498,645)        (109,224)         (1,424,810)
                                                                      ____________     ____________       _____________
Cash Flows from Investing Activities:
   Advance to related party                                                (35,000)               -             (35,000)
   Payments received on advance to related party                            11,618                -              11,618
   Payments for property and equipment                                     (72,149)               -            (417,986)
                                                                      ____________     ____________       _____________
               Net Cash (Used) by Investing Activities                     (95,531)               -            (441,368)
                                                                      ____________     ____________       _____________
Cash Flows from Financing Activities:
   Advances from related party                                             247,069          115,600           1,564,015
   Proceeds from issuance of common stock                                  400,000                -             400,000
   Payments of stock offering costs                                              -           (5,500)            (44,203)
                                                                      ____________     ____________       _____________
               Net Cash Provided by Financing Activities                   647,069          110,100           1,919,812
                                                                      ____________     ____________       _____________

Net Increase in Cash                                                        52,893              876              53,634

Cash at Beginning of Period                                                    741                -                   -
                                                                      ____________     ____________       _____________
Cash at End of Period                                             $         53,634  $           876  $           53,634
                                                                      ____________     ____________       _____________

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
     Interest                                                     $              -  $             -  $                -
     Income taxes                                                 $              -  $             -  $                -

                                   [Continued]

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          [A Development Stage Company]

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   [Continued]

Supplemental Schedule of Non-cash Investing and Financing Activities:
   For the period from inception on April 24, 2002 through July 31, 2003:

     In July 2003, the Company issued 50,000 shares of common stock for future services pursuant to a consulting agreement valued at $18,000.

     In July 2003, the Company issued warrants to purchase 10,000,000 shares of common stock for services rendered pursuant to a consulting agreement valued at $2,800,000.

     In July 2003, the Company issued 2,250,000 shares of common stock for future services pursuant to a consulting agreement valued at $630,000.

     In June 2003, Parent acquired Subsidiary pursuant to an Amended and
     Restated Agreement and Plan of Merger which has been accounted for as a recapitalization of Subsidiary in a manner similar to a reverse purchase
     [See Note 2]. Prior to the recapitalization of Subsidiary, Parent had
     49,319,466 shares of common stock previously outstanding. An additional
     2,330,493 shares of common stock were issued as finder's fees in the transaction.

     In June 2003, the Company issued 1,000,000 shares of preferred stock for payment of $1,564,015 in debt.

     In April 2003, the Company abandoned their proposed stock offering and wrote off the deferred stock offering costs of $46,303 directly to general and administrative expense.

     In March 2003, the Company issued 1,360 shares of common stock for an amended license agreement valued at $23,800.

     In March 2003, the Company cancelled 3,888,360 shares of common stock.

     In January 2003, the Company recorded an installment payable of $250,000 for the remaining purchase price under an Asset Purchase Agreement. The
     Company also expensed $250,000 of the purchase price which was for ground-site lease contact information and a temporary restriction on the transfer of certain patent rights.

     In April 2002, in connection with their organization, the Company issued
     13,887,000 shares of common stock for organization costs of $1,870 and services rendered valued at $5,630.

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - SkyWay Communications Holding Corp. ("Parent") was organized under the laws of the State of Florida on December 16, 1998. In April 2003,
     Parent changed its name to SkyWay Communications Holding Corp.

     Sky Way Aircraft Inc. ("Subsidiary") was organized under the laws of the
     State of Nevada on April 24, 2002. On June 21, 2003, Parent acquired
     Subsidiary pursuant to an Amended and Restated Agreement and Plan of
     Merger. The agreement called for Parent to issue 1,000,000 shares of Series
     B convertible preferred stock to the former shareholders of Subsidiary for
     100% of the outstanding shares of Subsidiary's common stock and for Parent to issue 1,000,000 shares of Series A convertible preferred stock to the former shareholders of Subsidiary for 100% of the outstanding shares of
     Subsidiary's preferred stock wherein Subsidiary became a wholly-owned subsidiary of Parent [See Note 2]. The acquisition of Subsidiary has been accounted for as a recapitalization of Subsidiary in a manner similar to a reverse purchase. Accordingly, the equity transactions have been restated
     to reflect the recapitalization of Subsidiary and the operations of Parent prior to the date of acquisition have been eliminated. The financial statements reflect the operations of Subsidiary from its inception.

     SkyWay Communications Holding Corp. and Subsidiary ("the Company") plans to provide security and other services for the airline industry through applications of their licensed high-speed, broadband wireless communications technology. The Company has not yet generated any revenues from their planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No.
     7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2003 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.
     It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the
     Company's April 30, 2003 audited financial statements. The results of operations for the periods ended July 31, 2003 are not necessarily indicative of the operating results for the full year.

     Consolidation - The consolidated financial statements include the accounts of Parent and Parent's wholly owned Subsidiary. All significant intercompany transactions have been eliminated in consolidation.

     Fiscal Year - The Company's fiscal year-end is April 30th.

     Cash and Cash Equivalents  - The Company considers all highly liquid debt investments purchased  with a maturity of three months or less to be cash equivalents.

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

     Accounts and Loans Receivable - The Company records accounts and loans receivable at the lower of cost or fair value. The Company determines the lower of cost or fair value of non-mortgage loans on an individual asset basis. The Company recognizes interest income on an account receivable based on the stated interest rate for past-due accounts over the period that the account is past due. The Company recognizes interest income on a loan receivable based on the stated interest rate over the term of the loan. The Company accumulates and defers fees and costs associated with establishing a receivable to be amortized over the estimated life of the related receivable. The Company estimates allowances for doubtful accounts and loan losses based on the aged receivable balances and historical losses. The Company records interest income on delinquent accounts and loans receivable only when payment is received. The Company first applies payments received on delinquent accounts and loans receivable to eliminate the outstanding principal. The Company charges off uncollectible accounts and loans receivable when management estimates no possibility of collecting the related receivable. The Company considers accounts and loans receivable to be past due or delinquent based on contractual terms.

     Property and Equipment - Property and equipment are stated at cost.
     Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of four to five years. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for
     the Impairment or Disposal of Long-Lived Assets", the Company periodically reviews their property and equipment for impairment.

     Website Costs - The Company has adopted the provisions of Emerging Issues
     Task Force 00-2, "Accounting for Web Site Development Costs." Costs
     incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. As of
     July 31, 2003, the Company has capitalized a total of $1,988 of website costs. The Company did not incur any planning costs and did not record any research and development costs for the three months ended July 31, 2003 and
     2002.

     Intangible Assets - The Company accounts for their intangible assets in accordance with Statement of Financial Accounting Standards No. 142,
     "Goodwill and Other Intangible Assets". SFAS No. 142 establishes three classifications for intangible assets including definite-life intangible assets, indefinite-life intangible assets and goodwill and requires different accounting treatment and disclosures for each classification. In accordance with SFAS No. 142, the Company periodically reviews their intangible assets for impairment. No impairment was recorded during the three months ended July 31, 2003 and 2002.

     Stock Offering Costs - Costs related to proposed stock offerings are deferred and offset against the proceeds of the offering. In the event a stock offering is unsuccessful, the costs related to the offering are written off to expense.

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

        Stock-Based Compensation - The Company has one stock-based employee compensation plan [See Note 7]. The Company accounts for their plan under the recognition and measurement principles of Accounting Principles Board
        Opinion No. 25, "Accounting for Stock Issued to Employees" and related
        Interpretations. The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123,
        "Accounting for Stock-Based Compensation", to the Company's stock-based employee compensation.

                                                                          For the Three Months          From Inception
                                                                              Ended July 31,             on April 24,
                                                                          _________________________      2002 Through
                                                                         2003              2002          July 31, 2003
                                                                      ____________     ____________      _____________
         Net loss, as reported                                    $     (3,562,926) $      (109,224) $      (4,844,619)
         Add: Stock-based employee compensation
           expense included in reported net income                               -                -                  -
         Deduct: Total stock-based employee
           compensation expense determined under
           fair value based method                                          (3,325)               -             (3,325)
                                                                      ____________     ____________      _____________
         Pro forma net loss                                       $     (3,566,251) $      (109,224) $      (4,847,944)
                                                                      ____________     ____________      _____________

         Loss per common share, as reported                       $         (.12)   $         (.01)  $           (.29)
         Loss per common share, pro forma                         $         (.12)   $         (.01)  $           (.29)

        Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received.
        Advertising costs for the three months ended July 31, 2003 and 2002 amounted to $47,602 and $0, respectively.

        Research and Development - Research and development costs are expensed as incurred. The Company expensed $209,335 and $92,600 in research and development costs during the three months ended April 30, 2003 and 2002, respectively.

        Debt Extinguishment - The Company accounts for extinguishment of debt in accordance with Statement of Financial Accounting Standards No. 145,
        "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB
        Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds the requirement that gains and losses from extinguishment of debt be classified as an extraordinary item.

        Income Taxes - The Company accounts for income taxes in accordance with
        Statement of Financial Accounting Standards No. 109 "Accounting for Income
        Taxes" [See Note 8].

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

     Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128,
     "Earnings Per Share" [See Note 11].

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United
     States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

     Recently Enacted Accounting Standards - Statement of Financial Accounting
     Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or
     Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial
     Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB
     Interpretation No. 9", SFAS No. 149, "Amendment of Statement 133 on
     Derivative Instruments and Hedging Activities", and SFAS No. 150,
     "Accounting for Certain Financial Instruments with Characteristics of both
     Liabilities and Equity", were recently issued. SFAS No. 146, 147, 149 and
     150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

     Reclassification - The financial statements for periods prior to July 31,
     2003 have been reclassified to conform to the headings and classifications used in the July 31, 2003 financial statements.

     Restatement - The financial statements have been restated for all periods presented to reflect the recapitalization of Subsidiary [See Note 2] and to reflect a 1.8516-for-1 forward stock split that Subsidiary effected on
     March 11, 2003 [See Note 7].

NOTE 2 - AMENDED AND RESTATED AGREEMENT AND PLAN OF MERGER

        On May 30, 2003, Parent and Subsidiary entered into an Agreement and Plan of Merger. On June 19, 2003, Parent and Subsidiary entered into an Amended and Restated Agreement and Plan of Merger whereby Parent agreed to acquire
        100% of Subsidiary in a stock for stock exchange. The agreement called for
        Parent to issue 1,000,000 shares of Series B convertible preferred stock to the former shareholders of Subsidiary for 100% of the outstanding shares of
        Subsidiary's common stock and for Parent to issue 1,000,000 shares of
        Series A convertible preferred stock to the former shareholders of
        Subsidiary for 100% of the outstanding shares of Subsidiary's preferred stock. Voting control of the Company passed to the former shareholders of
        Subsidiary. The Company has accounted for the acquisition as a recapitalization of Subsidiary in a manner similar to a reverse purchase.
        Accordingly, the equity transactions have been restated to reflect the recapitalization of Subsidiary and the operations of Parent prior to the date of acquisition have been eliminated. The financial statements reflect the operations of Subsidiary from its inception. Prior to the recapitalization of Subsidiary, Parent had 49,319,466 shares of common stock previously outstanding. An additional 2,330,493 shares of common stock were issued as finder's fees in the transaction.

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at:

                                              July 31,              April 30,
                                                2003                  2003
                                            ___________           ___________
         Machinery and equipment       $       336,718    $          264,569
         Vehicles                               79,280                79,280
         Website                                 1,988                 1,988
                                            ___________           ___________
                                               417,986               345,837

         Less: accumulated depreciation        (41,139)              (20,876)
                                            ___________           ___________
         Net property and equipment    $       376,847    $          324,961
                                            ___________           ___________

     Depreciation expense for the three months ended July 31, 2003 and 2002 amounted to $20,263 and $0, respectively.

NOTE 4 - INDEFINITE-LIFE INTANGIBLE ASSETS

     Indefinite-life intangible assets consist of the following at:

                                                          July 31,     April 30,
                                                           2003           2003
                                                        ___________   __________
         License agreements with Sky Way Global, Inc. $     23,800    $  23,800
                                                        ___________   __________
         Indefinite-life Intangible Assets            $     23,800    $  23,800
                                                        ___________   __________

     On June 23, 2003, the Company signed a License Agreement with Sky Way
     Global, LLC ("SWG"), an entity under common control, to replace the
     Company's Amended and Restated Software License and Services Agreement
     dated March 11, 2003. This new agreement exclusively and irrevocably assigns virtually all of SWG's rights to certain patented technology in exchange for a royalty of 3% of the Company's net revenues.

     On March 11, 2003, the Company signed an Amended and Restated Software
     License and Services Agreement with SWG, an entity under common control, to replace the Company's Licensing Agreement entered into during 2002. Under this new agreement, the Company issued 1,360 shares of common stock valued at $23,800 to obtain the rights for indefinite use of certain high-speed, broadband wireless technology for the aircraft industry and other related uses. This agreement was replaced by a License Agreement signed June 23,
     2003.

     In 2002, the Company entered into a ten-year licensing agreement with SWG, an entity under common control. The Company was to pay a royalty fee of 5%
     of gross sales for the exclusive right to use Global's high-speed, broadband wireless technology for the aircraft industry. This agreement was replaced by an Amended and Restated Software License and Services Agreement
     signed March 11, 2003.

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE

     Notes payable consist of the following at:

                                                     July 31,         April 30,
                                                      2003               2003
                                                   ___________      ___________
         18% unsecured demand note payable to
         ECI Communications, Inc.               $      25,000    $           -

         11% unsecured demand note payable to a
         shareholder of the Company                     3,600                -
                                                   ___________      ___________
                                                       28,600                -

         Less current portion                         (28,600)
                                                   ___________      ___________
                                                $           -    $            -
                                                   ___________      ___________

     For the three months ended July 31, 2003 and 2002, interest expense amounted to $537 and $0, respectively.

NOTE 6 - PREFERRED STOCK

     The Company has authorized 10,000,000 shares of preferred stock, $.0001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Company's Board of Directors. In June
     2003, the Board of Directors designated 1,180,000 shares as Series A and
     1,000,000 shares as Series B.

     Series A Convertible Preferred Stock - Each share of Series A convertible preferred stock has a stated value of $15,000,000, has the voting rights of
     100 shares of common stock and is convertible at the shareholder's option into 100 shares of common stock. Series A convertible preferred shareholders must approve any dividend payments and are entitle to share in common stock dividends as if their preferred stock had been converted into common stock. Upon liquidation of the Company, Series A convertible preferred shareholders are entitled to receive an amount equal to the stated value plus one percent per annum from the date of issuance. The
     Company may redeem all or part of the Series A convertible preferred stock within one year of the date of issuance by paying an amount equal to the stated value plus five percent.

     In June 2003, in connection with an Amended and Restated Agreement and Plan of Merger, the Company issued 1,000,000 shares of their previously authorized but unissued Series A convertible preferred stock for all
     1,000,000 shares of Subsidiary's preferred stock which had been issued to
     SWG for debt relief of $1,564,015 or approximately $1.564 per share.

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PREFERRED STOCK [Continued]

     Series B Convertible Preferred Stock - Each share of Series B convertible preferred stock has a stated value of $15,000,000 and has no voting, liquidation or dividend rights. Within three years of the date of issuance, each share of Series B convertible preferred stock will be converted automatically into 200 shares of the Company's common stock if certain conditions are met. The Company may redeem all or part of the Series B convertible preferred stock within one year of the date of issuance by paying an amount equal to the stated value plus five percent. Any shares of
     Series B convertible preferred stock which remain outstanding three years following the date of issuance will be automatically cancelled.

     In June 2003, in connection with an Amended and Restated Agreement and Plan of Merger, the Company issued 1,000,000 shares of their previously authorized but unissued Series B convertible preferred stock for all
     10,000,000 shares of Subsidiary's common stock.

NOTE 7 - CAPITAL STOCK, OPTIONS AND WARRANTS

     Common Stock - The Company has authorized 2,500,000,000 shares of common stock with a par value of $.0001. In July 2003, the Company issued
     1,000,000 shares of their previously authorized but unissued common stock at $.10 per share for cash of $100,000 upon the exercise of warrants.

     In July 2003, the Company issued 3,000,000 shares of their previously authorized but unissued common stock at $.10 per share for cash of
     $300,000.

     In July 2003, the Company issued 50,000 shares of their previously authorized but unissued common stock at $.36 per share for future services valued at $18,000.

     In July 2003, the Company issued 2,250,000 shares of their previously authorized but unissued common stock at $.28 per share for future services valued at $630,000.

     In March 2003, the Company issued 1,360 shares of their previously authorized but unissued common stock at $17.50 per share for an amended license agreement valued at $23,800.

     In April 2002, in connection with their organization, the Company issued
     13,887,000 shares of their previously authorized but unissued common stock at approximately $.00054 per share for payment of organization costs of
     $1,870 and non-cash services valued at $5,630 including $2,100 which was classified as stock offering costs and $3,530 which was classified as general and administrative expense.

     Cancellation - In March 2003, the Company's Board of Directors approved to cancel 3,888,360 shares of common stock that had been accounted for as issued to consultants in April 2002 [See Note 12].

     Stock Split - On March 11, 2003, Subsidiary effected a 1.8516-for-1 forward stock split. The financial statements for all periods presented have been restated to reflect the stock split.

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

     Abandoned Proposed Stock Offering - The Company was proposing to make a public offering of 5,000,000 shares of their previously authorized but unissued common stock which was to be registered with the Securities and
     Exchange Commission on Form SB-2. An offering price of $17.50 per share was arbitrarily determined by the Company and offering costs were estimated to be approximately $73,000. In April 2003, the Company abandoned their proposed stock offering and wrote off the deferred stock offering costs of
     $46,303 directly to general and administrative expense.

     Stock Warrants - In July 2003, the Company issued five-year warrants to purchase 10,000,000 shares of common stock for future services valued at
     $2,800,000 or $.28 per warrant using the Black-Scholes option pricing model, with the following assumptions: risk-free interest rate of 2.48%, expected dividend yield of zero, expected lives of 5 years and expected volatility of 670%. The warrants were issued to purchase shares of common stock at the following exercise prices: 1,000,000 at $.10 per share,
     2,000,000 at $.15, 1,000,000 at $.30 per share, 1,000,000 at $.55 per share, 1,000,000 at $1.00 per share, 2,000,000 at 80% of market value with a $.20 per share minimum, 1,000,000 at 85% of market value with a $.20 per share minimum and 1,000,000 at 90% of market value with a $.20 per share minimum. In July 2003, warrants to purchase 1,000,000 shares of common stock at $.10 per share were exercised. At July 31, 2003, warrants to purchase 9,000,000 shares of common stock were still outstanding.

     Stock Options - In June 2003, Parent granted options to purchase 420,000 shares of common stock at $.19 per share as additional compensation  to officers of the Company. The options vest over three years with 140,000 vesting on June 20, 2004, 140,000 vesting on June 20, 2005 and 140,000 vesting on June 20, 2006. The options are exercisable for three years following vesting. Since the exercise price of the options was the same as the market price of the Company's common stock on the grant date, the
     Company has recorded no compensation cost for the options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock
     Issued to Employees".

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

     A summary of the status of the options granted under the Company's stock-based employee compensation plan is presented below.

                                                                       For the Three Months                From Inception
                                                                          Ended July 31,                    on April 24,
                                                                   __________________________________       2002 Through
                                                                    2003                  2002              July 31, 2003
                                                                ________________     ________________      ________________
                                                                       Weighted              Weighted              Weighted
                                                                       Average                Average               Average
                                                                       Exercise              Exercise              Exercise
                                                             Shares      Price     Shares      Price     Shares      Price
                                                              _______    _______   _______    _______    _______    _______
       Outstanding at beginning of period                           -  $       -         -   $      -          -   $      -
       Granted                                                420,000  $     .19         -   $      -    420,000   $     .19
       Exercised                                                    -  $       -         -   $      -          -   $      -
       Forfeited                                                    -  $       -         -   $      -          -   $      -
       Expired                                                      -  $       -         -   $      -          -   $      -
                                                              _______    _______   _______    _______    _______    _______
       Outstanding at end of period                           420,000  $     .19         -   $      -    420,000   $     .19
                                                              _______    _______   _______    _______    _______    _______
       Weighted average fair value of options
         granted during the period                            420,000  $     .19         -   $      -    420,000   $     .19
                                                              _______    _______   _______    _______    _______    _______

     The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model, with the following assumptions: risk-free interest rate of 2.31%, expected dividend yield of zero, expected lives of 4 to 6 years and expected volatility of 680%.

     A summary of the status of the options outstanding under the Company's stock-based employee compensation plan at July 31, 2003 is presented below:

                                            Options Outstanding                           Options Exercisable
                                     ___________________________________________          _________________________
            Range of                       Weighted-Average    Weighted-Average                   Weighted-Average
            Exercise          Number           Remaining           Exercise           Number          Exercise
             Prices         Outstanding    Contractual Life          Price          Exercisable         Price
           ___________       ___________      ______________      ______________      _________      ______________
         $         .19           420,000        4.9 years     $             .19               -  $                -
           ___________       ___________      ______________      ______________      _________      ______________

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of
     Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS
     No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At July 31, 2003, the
     Company has available unused operating loss carryforwards of approximately
     $2,284,000, which may be applied against future taxable income and which expire in various years through 2024.

     At July 31, 2003, the total of all deferred tax assets was approximately
     $522,000 and the total of all deferred tax liabilities was approximately
     $0. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the
     Company has established a valuation allowance of approximately $522,000.
     The net change in the valuation allowance was approximately $197,000 during the three months ended April 30, 2003.

     The temporary differences gave rise to the following deferred tax asset
     (liability):

                                                                July 31,
                                                                  2003
                                                               ___________
                  Excess of tax over financial
                    accounting depreciation             $           50,045
                  Accrued compensation                              22,774
                  Net operating loss carryover                     449,209

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES [Continued]

     The components of federal income tax expense from continuing operations consisted of the following for the three months ended:

                                                                       July 31,
                                                                         2003
                                                                     ___________
                  Current income tax expense:
                      Federal                                    $            -
                      State                                                   -
                                                                     ___________
                  Net current tax expense                        $            -
                                                                     ___________

                  Deferred tax expense (benefit) resulted from:
                      Excess of tax over financial
                        accounting depreciation                  $        4,472
                      Accrued compensation                              (17,447)
                      Net operating loss carryover                     (184,283)
                      Valuation allowance                               197,258
                                                                     ___________
                  Net deferred tax expense                       $            -
                                                                     ___________

     Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

     The reconciliation of income tax from continuing operations computed at the
     U.S. federal statutory tax rate to the Company's effective rate is as follows for the three months ended:

                                                                        July 31,
                                                                         2003
                                                                     ___________
                  Computed tax at the expected
                    federal statutory rate                                15.00%
                  State income taxes, net of federal benefit               4.67
                  Compensation due to warrants                           (14.13)
                  Valuation allowance                                     (5.54)
                                                                     ___________
                  Effective income tax rates                               0.00%
                                                                     ___________

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 10 - RELATED PARTY TRANSACTIONS

     Advance to Sky Way Global - In July 2003, the Company advanced $35,000 to
     Sky Way Global, LLC ("SWG"), an entity under common control. SWG has made payments on behalf of the Company totaling $11,618 through July 31, 2003, resulting in a balance of $23,382 owed by SWG to the Company as of July 31,
     2003. The advance bears no interest and is due on demand.

     License Agreements - The Company has entered into licensing agreements with
     SWG [See Note 4].

     Advances from Sky Way Global and Note Payable - SWG made payments on behalf of the Company and made cash advances to the Company totaling $1,564,015.
     The advances bore no interest and were due on demand. On June 19, 2003, the
     Company converted the amounts owed to SWG into a promissory note. The note bore no interest and was due on demand. On June 21, 2003, Subsidiary issued
     1,000,000 shares of its preferred stock to SWG as repayment of the note and advances.

     Note Payable - At July 31, 2003, $3,600 of the Company's notes payable and
     $988 of accrued interest were owed to a shareholder of the Company [See
     Note 5]. For the three months ended July 31, 2003 and 2002, interest expense to the shareholder amounted to $43 and $0, respectively.

     Office Space - The Company shares office space with SWG. In May 2003, due to the reduced operations of SWG, the Company stopped charging rent to SWG.
     During the three months ended July 31, 2003 and 2002, respectively, the
     Company billed SWG $0 and $0 in rent.

     Employment Agreements and Management Compensation - In June 2003, the
     Company entered into a three-year Employment Agreement with the Company's
     President to pay a salary of $150,000 per year increased annually by 10%.
     The agreement also required the Company to grant options to purchase
     210,000 shares of common stock and to pay $750 per month as a non-accountable automobile allowance. The June 2003 Employment Agreement replaced an April 2003 five-year Employment Agreement which required a salary of $150,000 per year increased annually by 10%. During the three months ended July 31, 2003 and 2002, respectively, the Company expensed
     $38,250 and $0 as compensation to the Company's President. At July 31,
     2003, the Company owed $44,583 in accrued salary to the Company's
     President.

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS [Continued]

     In June 2003, the Company entered into a three-year Employment Agreement with the Company's Chief Executive Officer to pay a salary of $150,000 per year increased annually by 10%. The agreement also required the Company to grant options to purchase 210,000 shares of common stock and to pay $750 per month as a non-accountable automobile allowance. The June 2003
     Employment Agreement replaced an April 2003 five-year Employment Agreement which required a salary of $175,000 per year increased annually by 10%.
     During the three months ended July 31, 2003 and 2002, respectively, the
     Company expensed $42,417 and $0 as compensation to the Company's Chief
     Executive Officer. At July 31, 2003, the Company owed $50,697 in accrued salary to the Company's Chief Executive Officer.

     During the three months ended July 31, 2003 and 2002, respectively, the
     Company expensed $20,000 and $0 as compensation to a shareholder of the
     Company. At July 31, 2003, the Company owed $20,500 in accrued salary to the shareholder.

     Consulting Agreement - In July 2003, the Company entered into a six-month
     Consulting Agreement with Michael Farkas, a shareholder of the Company, to provide consulting services valued at $2,030,000 using the Black-Scholes option pricing model in exchange for 1,250,000 shares of common stock and five-year warrants to purchase 6,000,000 shares of common stock [See Note
     7]. The warrants were issued to purchase shares of common stock at the following exercise prices: 1,000,000 at $.10 per share, 2,000,000 at $.15,
     1,000,000 at $.30 per share, 1,000,000 at $.55 per share and 1,000,000 at
     $1.00 per share. At July 31, 2003, the Company has recorded $291,667 of the services as a subscription receivable.

     Investment Banking/Advisory Agreement - In June 2003, the Company entered into an Investment Banking/Advisory Agreement with Atlas Capital Services,
     LLC ("Atlas"), an entity controlled by a shareholder of the Company. The agreement provided for Atlas to assist the Company in finding an acquisition candidate and the Company was to issue 2,330,493 shares of common stock upon consummation of an acquisition. In June 2003, Parent acquired Subsidiary and issued 2,330,493 shares of common stock to Atlas for services rendered valued at $442,794. The agreement also provides for
     Atlas to assist the Company in obtaining financing and the Company will pay
     10% of the proceeds received from any such financing.

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LOSS PER SHARE

     The following data shows the amounts used in computing loss per share:

                                                                         For the Three Months            From Inception
                                                                            Ended July 31,                on April 24,
                                                                          _________________________       2002 Through
                                                                        2003              2002            July 31, 2003
                                                                      ____________     ____________       _____________
         Loss from operations available to
         common shareholders (numerator)                          $     (3,562,926) $      (109,224) $       (4,844,619)
                                                                      ____________     ____________       _____________
         Weighted average number of common
         shares outstanding used in loss per
         share for the period (denominator)                             29,835,852       13,887,000          16,636,340
                                                                      ____________     ____________       _____________

     At July 31, 2003, the Company had outstanding options to purchase 420,000 shares of common stock, warrants to purchase 9,000,000 shares of common stock and preferred stock convertible into 300,000,000 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

     Consulting Agreements - In July 2003, the Company entered into a six-month
     Consulting Agreement with Bruce Baker to provide consulting services valued at $1,400,000 using the Black-Scholes option pricing model in exchange for
     1,000,000 shares of common stock and five-year warrants to purchase
     4,000,000 shares of common stock [See Note 7]. The warrants were issued to purchase shares of common stock at the following exercise prices: 2,000,000 at 80% of market value with a $.20 per share minimum, 1,000,000 at 85% of market value with a $.20 per share minimum and 1,000,000 at 90% of market value with a $.20 per share minimum. At July 31, 2003, the Company has recorded $233,334 of the services as a subscription receivable.

     In July 2003, the Company entered into a nine-month Consultant Services
     Plan with Beadros Asare to provide consulting services valued at $18,000 in exchange for 50,000 shares of common stock. At July 31, 2003, the Company has recorded $16,000 of the services as a subscription receivable.

     Engagement Agreement - In June 2003, Parent entered into an Engagement
     Agreement with Michael Williams to provide legal services through December
     31, 2003 valued at $380,000 in exchange for 2,000,000 shares of common stock. At July 31, 2003, the Company has recorded $325,714 of the services as a subscription receivable.

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES [Continued]

        Escrow and Lease Agreements - In January 2003, the Company signed an Escrow
        Agreement with ECI Telecom, Inc. ("ECI") and Klein & Heuchan ("KH") to rent office space for the month of February 2003 while a long-term lease was finalized. The agreement called for the Company to deposit $105,000 with KH and for rent of $16,000 to accrue for February. In March 2003, the Company signed an Extension of Escrow Agreement with ECI and KH to provide for the
        Company to continue to occupy the rented office space through April 30,
        2003. In May 2003, the Company signed a Lease Agreement with ECI Telecom,
        Inc ("ECI") to replace the escrow agreements. The lease provides for a five-year term beginning February 1, 2003 and the lease is renewable for one additional five-year term. The lease requires payments of $46,367 per month beginning June 2003 and skipping January 2004. The lease payments will increase 3% each February 1 and the Company will pay additional expenses for upkeep of the building. The lease continues the $92,500 security deposit of the escrow agreement. The Company paid $15,000 required under the lease in order for the Company to have the option to purchase the leased office space for $4,750,000 by August 1, 2003 or $4,900,000 by
        November 1, 2003. The lease is guaranteed by Sky Way Global, LLC, an entity under common control. For the three months ended July 31, 2003 and 2002, total rent expense amounted to $139,101 and $0, respectively.

     Minimum future rental payments under the lease agreement for the twelve-month periods ended and in aggregate are:

                                July 31,                             Amount
                                 ___________                      ___________
                                  2004                      $         564,750
                                  2005                                581,693
                                  2006                                599,143
                                  2007                                617,118
                                  2008                                313,119
                                                                  ___________
                                                            $       2,675,823
                                                                  ___________

     Letter of Intent - In July 2003, the Company signed a Letter of Intent to acquire Star Navigation Systems Group Ltd. The agreement provides for the two companies to work toward an acquisition agreement. No acquisition agreement has been signed and final consummation of an acquisition is not guaranteed.

     Services Agreement - In February 2003, the Company entered into a three-year Services Agreement with XO Communications, Inc. ["XO"]. The agreement calls for XO to provide internet services to the Company and the term of the agreement does not begin until XO has completed installation of the internet connection. The agreement requires the Company to purchase a minimum of $4,600 of services per month with annual minimum purchases of
     $55,200 for the first year, $110,400 for the second year and $165,600 for the third year. At July 31, 2003, XO had not yet complete installation of the internet connection and no amount has been accrued in the accompanying financial statements for the payments required under this agreement.

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES [Continued]

     Stock Cancellation and Contingency - In March 2003, Subsidiary's Board of
     Directors approved to cancel 3,888,360 shares of Subsidiary's common stock that had been accounted for as issued to consultants in April 2002.
     Management claims that consideration was not received for the stock.
     Although the certificates representing these shares were not delivered, the possibility exists that the consultants may demand delivery of the shares pursuant to agreements with the Company.

NOTE 13 - SUBSEQUENT EVENTS

     Consulting Agreements - In September 2003, the Company entered into one-year Consulting Agreements with Doug Dahms and William Craig to provide consulting services in exchange for a total of 12,000,000 shares (6,000,000 shares each) of the Company's common stock.

     Stock Issuances - In August 2003, the Company issued 666,667 shares of their previously authorized but unissued common stock at $.15 per share for cash of $100,000 upon the exercise of warrants.

     In September 2003, the Company issued 372,000 shares of their previously authorized but unissued common stock at approximately $.25 per share for cash of $92,842.

Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

        This Quarterly Report contains forward-looking statements about SkyWay
Communications Holding Corp.'s business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, SkyWay Communications Holding
Corp.'s actual results may differ materially from those indicated by the forward-looking statements.

        The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

        There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes,"
"expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, as defined in
Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

        The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to
us.

BUSINESS DEVELOPMENT. We were incorporated under the name Mastertel, Inc. in the
State of Florida on December 16, 1998 as a wholly owned subsidiary of
i-Incubator.com, Inc. (now known as Inclusion, Inc.), a public company that formerly traded on the NASDAQ OTC Electronic Bulletin Board. On December 2,
1999, the Company filed a Certificate of Amendment changing the name of the
Company to i-Teleco.com, Inc. On April 14, 2003, the Company filed a Certificate of Amendment changing the name of the Company to SkyWay Communications Holding
Corp.

On June 21, 2003, SWYC Acquisition Corporation, a Florida corporation and our wholly owned subsidiary, merged, pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of June 19, 2003, with and into Sky Way Aircraft,
Inc., a Nevada corporation. The merger closed on June 21, 2003. In connection with the merger, we moved our headquarters to 6021 - 142nd Avenue North,
Clearwater, FL 33760.

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

We are currently in the process of testing our technology in the transmission of data between the ground and airplanes. We have demonstrated that video and internet connection data can be transmitted between the ground and airplanes using our technology. We are in the process of additional testing to refine these communication links. We are also in the process of developing our homeland security applications.

We currently have no customers, although we have signed a contract to provide services to Southeast Airlines. All of our products and services are in the development stage and will require additional testing. In addition, we need to develop our infrastructure and secure agreements with a number of third party service providers in order to commence operations.

Results of Operations

We had the following expenses for the following periods:

Three months ended July 31, 2002 vs. three months ended July 31, 2003

General and administrative expenses for the three months ended July 31, 2003 totaled $3,305,452 and included consulting fees, payroll, rent and legal fees.
Selling expenses for the three months ended July 31, 2003 totaled $47,602 and included advertising. Research and Development expenses for the three months ended July 31, 2003 totaled $209,355 and included rental costs for equipment and testing. Interest expense was $537.

General and administrative expenses for the three months ended July 31, 2002 totaled $16,624 and included office expenses, travel and legal fees. We had no selling expenses. Research and Development expenses for the three months ended
July 31, 2002 totaled $92,600 and included personnel costs for research and development and rental costs for equipment and testing. We had no interest expense.

All increases in expenses were the result of our merger with Sky Way Aircraft,
Inc. and the fact that Sky Way Aircraft had minimal operations during the three months ended July 31, 2002.

Future Plans

We plan to accomplish the following in the future. We need additional funds to finance our business development in the next 12 months, as set forth below, but we are not committed to make any of these expenditures. We have no source of these funds identified. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the desired funding. If we fail to secure adequate funds to accomplish the objectives outlined below, we will be able to conduct only limited operations. However, we believe that if we secure the required funding on a timely basis, we can accomplish these objectives within the projected time frames.

-------------------------------------- -------------------------------- ------------------------------ ------------------------
EVENT OR MILESTONE                     TIME FRAME FOR  IMPLEMENTATION   METHOD OF ACHIEVEMENT          ESTIMATED COST
                                                                                                       [Low/High]
-------------------------------------- -------------------------------- ------------------------------ ------------------------
Lease, activate and upgrade tower      October 1, 2003 - June 30, 2003  Contact owners and complete    $600,000 - $850,000
network                                                                 negotiations; conduct site
                                                                        survey
-------------------------------------- -------------------------------- ------------------------------ ------------------------
Identify, test and upgrade equipment   October 1, 2003 - June 30, 2003  Identify airlines, execute     $500,000 - $650,000
in aircraft                                                             agreement, secure
                                                                        installation service
-------------------------------------- -------------------------------- ------------------------------ ------------------------
Build out and equip operations center  October 1, 2003 - June 30, 2003  Construct and test all         $300,000 - $450,000
                                                                        operations
-------------------------------------- -------------------------------- ------------------------------ ------------------------
Complete research and testing of       October 1, 2003 - December 31,   Continue research and testing  $250,000 - $400,000
aircraft network                       2003
-------------------------------------- -------------------------------- ------------------------------ ------------------------
Hire additional employees to operate   October 1, 2003 - December 31,   Interview and hire             $500,000 - $650,000
network                                2003
-------------------------------------- -------------------------------- ------------------------------ ------------------------

We have no sources of financing identified.  Even if we identify sources for such financing:

o        Additional financing may not be available on commercially reasonable terms or available at all
o        Additional financing may result in dilution to existing and future equity holders; and
o        If we issue debt instruments, we will be subject to increased debt obligations that will impose a greater financial strain upon our operations.

If we do not secure the required funding, the major expansion planned milestones may not be achieved within the anticipated time period, if at all. We believe that future plans will be achieved if we receive the necessary funding.
Furthermore, in the event that the level of funding is less that we have anticipated, this may also result in a delay in our ability to generate revenues or a reduced amount of revenues being generated.

Liquidity and Capital Resources

From our inception on April 24, 2002 to July 31, 2003, we incurred operating losses of ($4,844,619) and at July 31, 2003 we had a net working capital deficit of $524,461. Net cash used in operating activities for the period from May 1,
2003 to July 31, 2003 was $498,645.

In addition, as of July 31, 2003, we had only $53,634 of current cash available.
Our cash resources of $53,634 are not sufficient to satisfy our cash requirements over the next 12 months. We will need to secure a minimum of
$2,000,000 to satisfy such requirements, but we need an additional minimum of
$5,000,000 to finance our planned expansion in the next 12 months, which funds will be used for product development and personnel. In order to become profitable we may still need to secure additional debt or equity funding. We have no source of funding identified. Our failure to secure additional funds would impair and delay our ability to implement our business plan.

Other than described above, we do not expect to purchase any plant or significant equipment.

We may experience problems; delays, expenses, and difficulties sometimes encountered by an enterprise in Sky Way Aircraft's stage of development, many of which are beyond our control. These include, but are not limited to, unanticipated problems relating to the development of the system, production and marketing problems, additional costs and expenses that may exceed current estimates, and competition.

Item 3. Controls and Procedures

     Based on their most recent evaluation, which was completed as of the end of the period covered by this periodic report on Form 10-QSB, the Company's Chief
Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter to which this report relates, there were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

NONE

Item 2.  Changes in Securities

        Warrants to purchase 1,000,000 shares of our common stock at $1.10 per share were modified to reduce the exercise price to $.10 per share.

Item 3. Defaults upon Senior Securities.

NONE

Item 4. Submission of Matters to a Vote of Security Holders.

NONE

Item 5. Other Information.

NONE

Item 6. Exhibits

Exhibit           Name and/or Identification of Exhibit
Number
---------------------------------------------------------------------
2.1             Letter of intent with Star Navigation*

3               Articles of Incorporation & By-Laws
                   (a) Articles of Incorporation of the Company.*
                   (b) By-Laws of the Company.*

4.1             Consulting Agreement between Michael Farkas and the Company with
                Warrants attached*

4.2             Consulting Agreement between Bruce Baker and the Company with
                Warrants attached*

10.1            Southeast Airlines Press Release.*

31.1            Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                Officer, and Chief Executive Officer, Jim Kent

32.1            Section 1350 Certification, Jim Kent

* Incorporated by reference to the exhibits to the Company's Forms SB-2, 8-K and S-8 filings, and amendments thereto, previously filed with the Commission.

8-K reports

8-K/A     [html][text] 70 KB    [Amend]Current report, item 7          2003-09-05    000-32033
8-K       [html][text] 7 KB     Current report, items 4 and 7          2003-09-05    000-32033
8-K       [html][text] 11 KB    Current report, items 5 and 7          2003-09-02    000-32033

8-K       [html][text] 3 KB     Current report, item 5                 2003-07-29    000-32033

8-K       [html][text] 12 KB    Current report, items 2, 5, and 7

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        SkyWay Communications Holding Corp.
                                        -----------------------------------
                                                    (Registrant)

                                        By: /s/ Jim Kent
                                        -----------------------
                                                Jim Kent
                                                CEO, Principal Financial Officer
                                                and Principal Accounting Officer

Date: September 18, 2003