Form 10QSB
period 2003-10-31
SKYWAY COMMUNICATIONS HOLDING CORP
filed 2003-12-15
CIK 1128723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

             (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                   For the quarterly period ended: October 31, 2003

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

65-0881662
(IRS Employer Identification Number)

6021 — 142nd Avenue North Clearwater, FL 33760
(Address of principal executive offices) (Zip Code)

727.535.8211
(Registrant’s telephone no., including area code)

N/A
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 70,200,000

SkyWay Communications Holding Corp.

Table of Contents

Page
PART I - FINANCIAL INFORMATION	3
Item 1. Financial Statements
Balance Sheet	4-5
Statement of Operations	6
Statement of Cash Flows	7-8
Notes to Financial Statements	9-23
Item 2. Management's Discussion and Plan of Operation	24
Item 3. Controls and Procedures	26
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 2. Changes in Securities	28
Item 3. Defaults upon Senior Securities	28
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 5. Other Information	29
Item 6. Exhibits	29
SIGNATURES	29

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
[A Development Stage Company]
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2003

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
[A Development Stage Company]

CONTENTS

PAGE
- Unaudited Condensed Consolidated Balance Sheet as of
October 31, 2003 and audited Condensed Consolidated
Balance Sheet as of April 30, 2003	4 - 5
- Unaudited Condensed Consolidated Statements of
Operations, for the three months ended
October 31, 2003 and 2002 and for the period from
inception on April 24, 2002 through October 31, 2003	6
- Unaudited Condensed Consolidated Statements of
Cash Flows, for the six months ended
October 31, 2003 and 2002 and for the period from
inception on April 24, 2002 through October 31, 2003	7 - 8
- Notes to Unaudited Condensed Consolidated
Financial Statements	9 - 23

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
[A Development Stage Company]
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	October 31, 2003 (unaudited)	April 30, 2003
CURRENT ASSETS:
Cash	$42,388	$741
Advance to related party	51,382	--
Employee advance	2,500	2,000
Prepaid expense	59,893	8,313

Total Current Assets	156,163	11,054

PROPERTY AND EQUIPMENT, net	720,731	324,961

OTHER ASSETS:
Indefinite-life intangible assets	23,800	23,800
Deposit	92,500	92,500

Total Other Assets	116,300	116,300

	$993,194	$452,315

[Continued]

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
[A Development Stage Company]
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

[Continued]

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	October 31, 2003 (unaudited)	April 30, 2003
CURRENT LIABILITIES:
Accounts payable	$130,172	$91,069
Accrued payroll	311,327	44,693
Accrued interest	9,743	--
Installment payable	--	250,000
Advances from related party	--	1,316,946
Note payable	25,000	--
Note payable - related party	3,600	--
Deferred Rent	197,055	--

Total Current Liabilities	676,897	1,702,708
COMMITMENTS AND CONTINGENCIES [See Note 10]	--	--

Total Liabilities	676,897	1,702,708

STOCKHOLDERS' EQUITY (DEFICIT) [Restated]:
Preferred stock, $.0001 par value,
10,000,000 shares authorized:
Series A convertible preferred stock,
1,000,000 and no shares issued
and outstanding, respectively	100	--
Series B convertible preferred stock,
1,000,000 and no shares issued
and outstanding, respectively	100	--
Series C convertible preferred stock,
2,812,000 and no shares issued
and outstanding, respectively	281	--
Series D convertible preferred stock,
85,000 and no shares issued
and outstanding, respectively	9	--
Common stock, $.0001 par value,
2,500,000,000 shares authorized,
70,200,000, and 10,000,000 shares
issued and outstanding, respectively	7,020	1,000
Capital in excess of par value	14,717,743	30,300
Deficit accumulated during the
development stage	(8,349,999)	(1,281,693)

Total Stockholders' Equity (Deficit)	6,375,254	(1,250,393)
Less: Subscription Receivable	(6,058,957)	--

	$993,194	$452,315

NOTE: The balance sheet at April 30, 2003 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
[A Development Stage Company]
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended October 31,		For the Six Months Ended October 31,		From Inception on April 24, 2002 through
	2003	2002	2003	2002	October 31,2003
REVENUE	$--	$--	$--	$--	$--

EXPENSES:
Selling	32,047	--	79,649	--	87,671
General and Administrative	2,044,293	29,887	5,349,744	46,511	6,176,987
Research and Development	319,712	69,848	529,047	162,448	1,002,402

Total Expenses	2,396,052	99,735	5,958,440	208,959	7,267,060
LOSS BEFORE OTHER INCOME (EXPENSE)	2,396,052	99,735	5,958,440	208,959	7,267,060
OTHER INCOME (EXPENSE):
Rental Income - Related Party	--	--	--	--	26,927
Interest Expense	(1,109,329)	--	(1,109,866)	--	(1,109,866)

Total Other Income (Expense)	(1,109,329)	--	(1,109,866)	--	(1,082,939)
LOSS BEFORE INCOME TAXES	(3,505,381)	(99,735)	(7,068,306)	(208,959)	(8,349,999)
CURRENT TAX EXPENSE	--	--	--	--	--
DEFFERED TAX EXPENSE	--	--	--	--	--

NET LOSS	$(3,505,381)	$(99,735)	$(7,068,306)	$(208,959)	$(8,349,999)

NET LOSS PER COMMON SHARE-BASIC AND DILUTED	$(.05)	$(.01)	$(.15)	$(.03)

SHARES USED IN COMPUTING NET LOSS PER SHARE	64,837,900	7,500,000	47,188,376	7,500,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
[A Development Stage Company]
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended October 31,		From Inception on April 24, 2002 Through October 31,2003
	2003	2002
Cash Flow from Operating Activities:
Net Loss	$(7,068,306)	$(208,959)	$(8,349,999)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	49,737	--	70,613
Non-cash services rendered for stock and	3,551,810	--	3,853,513
warrants
Non-cash other	1,107,137	--	1,107,137
Changes in assets and liabilities:
(Increase)/Decrease in:
Employee Advances	(500)	--	(2,500)
Prepaid Expenses	(51,580)	--	(59,893)
Deposit	--	--	(92,500)
Increase/(Decrease) in:
Accounts Payable	(8,652)	--	82,417
Accrued Payroll	189,666	--	234,359
Accrued Interest	1,771	--	1,771
Deferred Rent	197,055	--	197,055
Installment Payable	(250,000)	--	(250,000)

Net Cash (Used) by Operating Activities	(2,281,862)	(208,959)	(3,208,027)
Cash Flows from Investing Activities:
Advance to related party	(63,000)	--	63,000
Payments received on advance to related party	11,618	--	11,618
Payments for property and equipment	(445,507)	--	(791,344)

Net Cash (Used) by Investing Activities	(496,889)	--	(842,726)
Cash Flow from Financing Activities:
Advances from related party	247,069	215,290	1,564,015
Proceeds from issuance of common stock	2,573,329	--	2,573,329
Payments of stock offering costs	--	(5,500)	(44,203)

Net Cash Provided by Financing Activities	2,820,398	209,790	4,093,141
Net Increase in Cash	41,647	831	42,388
Cash at Beginning of Period	741	--	--

Cash at End of Period	$42,388	$831	$42,388

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$--	$--	$--
Income taxes	$--	$--	$--

[Continued]

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
[A Development Stage Company]
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued]

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the period from inception on April 24, 2002 through October 31, 2003:

In October 2003, we issued 2,812,000 share of Series C Convertible Preferred Stock to 42 employees and consultants. The Holders shall have the right in their sole and absolute discretion to convert the shares of Convertible Preferred Stock — Series C issued by the Corporation into 28,120,000 common shares of the Corporation on a one share for ten share basis upon the occurrence of a significant event. The value of these shares has been estimated at $4,358,600 and has been recorded as a subscription receivable which will be amortized to expense over the estimated time to conversion [see Note 6].

In October 2003, we issued 85,000 share of Series D Convertible Preferred Stock. The Holders shall have the right in their sole and absolute discretion to convert the shares of Convertible Preferred Stock — Series D issued by the Corporation into 8,500,000 common shares of the Corporation on a one share for one hundred share basis upon the occurrence of a significant event. The value of these shares has been estimated at $1,317,500 and has been recoded as a subscription receivable which will be amortized to expense over the estimated time to conversion [see Note 6].

In July 2003, the Company issued 50,000 shares of common stock for future services pursuant to consulting agreements valued at $18,000.

In July 2003, the Company issued warrants to purchase 10,000,000 shares of common stock for services rendered pursuant to a consulting agreement valued at $2,800,000.

In July 2003, the Company issued 2,250,000 shares of common stock for future services pursuant to consulting agreements valued at $630,000.

In June 2003, Parent acquired Subsidiary pursuant to an Amended and Restated Agreement and Plan of Merger which has been accounted for as a recapitalization of Subsidiary in a manner similar to a reverse purchase[See Note 2]. Immediately prior to the recapitalization of Subsidiary, Parent had no assets and $161,295 of liabilities and 49,319,466 shares of common stock outstanding. An additional 2,330,493 shares of common stock were issued as finder’s fees in the transaction.

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

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — SkyWay Communications Holding Corp. (“Parent”) was organized under the laws of the State of Florida on December 16, 1998. In April 2003, Parent changed its name to SkyWay Communications Holding Corp.

Sky Way Aircraft Inc. (“Subsidiary”) was organized under the laws of the State of Nevada on April 24, 2002. On June 21, 2003, Parent acquired Subsidiary pursuant to an Amended and Restated Agreement and Plan of Merger. The agreement called for Parent to issue 1,000,000 shares of Series B convertible preferred stock to the former shareholders of Subsidiary for 100% of the outstanding shares of Subsidiary’s common stock and for Parent to issue 1,000,000 shares of Series A convertible preferred stock to the former shareholders of Subsidiary for 100% of the outstanding shares of Subsidiary’s preferred stock wherein Subsidiary became a wholly-owned subsidiary of Parent [See Note 2]. The acquisition of Subsidiary has been accounted for as a recapitalization of Subsidiary in a manner similar to a reverse purchase. Accordingly, the equity transactions have been restated to reflect the recapitalization of Subsidiary and the operations of Parent prior to the date of acquisition have been eliminated. At the date of acquisition, the Parent had no assets and $161,295 in liabilities. The financial statements reflect the operations of Subsidiary from its inception.

SkyWay Communications Holding Corp. and Subsidiary (“the Company”) plans to provide security and other services for the airline industry through applications of their licensed high-speed, broadband wireless communications technology. The Company has not yet generated any revenues from their planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No.7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements — The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2003 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2003 audited financial statements. The results of operations for the periods ended October 31, 2003 are not necessarily indicative of the operating results for the full year.

Consolidation — The consolidated financial statements include the accounts of Parent and Parent’s wholly owned Subsidiary. All significant intercompany transactions have been eliminated in consolidation.

Fiscal Year — The Company’s fiscal year-end is April 30th.

Cash and Cash Equivalents — The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Accounts and Loans Receivable — The Company records accounts and loans receivable at the lower of cost or fair value. The Company determines the lower of cost or fair value of non-mortgage loans on an individual asset basis. The Company recognizes interest income on an account receivable based on the stated interest rate for past-due accounts over the period that the account is past due. The Company recognizes interest income on a loan receivable based on the stated interest rate over the term of the loan. The Company accumulates and defers fees and costs associated with establishing a receivable to be amortized over the estimated life of the related receivable. The Company estimates allowances for doubtful accounts and loan losses based on the aged receivable balances and historical losses. The Company records interest income on delinquent accounts and loans receivable only when payment is received. The Company first applies payments received on delinquent accounts and loans receivable to eliminate the outstanding principal. The Company charges off uncollectible accounts and loans receivable when management estimates no possibility of collecting the related receivable. The Company considers accounts and loans receivable to be past due or delinquent based on contractual terms.

Property and Equipment — Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of four to five years. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews their property and equipment for impairment.

Website Costs — The Company has adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.” Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. As of October 31, 2003, the Company has capitalized a total of $1,988 of website costs. The Company did not incur any planning costs and did not record any research and development costs for the six months ended October 31, 2003 and 2002.

Intangible Assets — The Company accounts for their intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 establishes three classifications for intangible assets including definite-life intangible assets, indefinite-life intangible assets and goodwill and requires different accounting treatment and disclosures for each classification. In accordance with SFAS No. 142, the Company periodically reviews their intangible assets for impairment. No impairment was recorded during the three months ended October 31, 2003 and 2002.

Stock Offering Costs — Costs related to proposed stock offerings are deferred and offset against the proceeds of the offering. In the event a stock offering is unsuccessful, the costs related to the offering are written off to expense.

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Advertising Costs — Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising costs for the three months ended October 31, 2003 and 2002 amounted to $79,649 and $0, respectively.

Research and Development — Research and development costs are expensed as incurred. The Company expensed $319,712 and $69,849 in research and development costs during the three months ended October 31, 2003 and 2002, respectively.

Debt Extinguishment — The Company accounts for extinguishment of debt in accordance with Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds the requirement that gains and losses from extinguishment of debt be classified as an extraordinary item.

Income Taxes — The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Loss Per Share — The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128,“Earnings Per Share”.

Accounting Estimates — The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

Recently Enacted Accounting Standards — Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, SFAS No. 147, “Acquisitions of Certain Financial Institutions — an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, were recently issued. SFAS No. 146, 147, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification — The financial statements for periods prior to October 31, 2003 have been reclassified to conform to the headings and classifications used in the October 31, 2003 financial statements.

Restatement — The financial statements have been restated for all periods presented to reflect the recapitalization of Subsidiary [See Note 2] and to reflect a 1.8516-for-1 forward stock split that Subsidiary effected on March 11, 2003 [See Note 7].

NOTE 2 — AMENDED AND RESTATED AGREEMENT AND PLAN OF MERGER

On May 30, 2003, Parent and Subsidiary entered into an Agreement and Plan of Merger. On June 19, 2003, Parent and Subsidiary entered into an Amended and Restated Agreement and Plan of Merger whereby Parent agreed to acquire100% of Subsidiary in a stock for stock exchange. The agreement called for Parent to issue 1,000,000 shares of Series B convertible preferred stock to the former shareholders of Subsidiary for 100% of the outstanding shares of Subsidiary’s common stock and for Parent to issue 1,000,000 shares of Series A convertible preferred stock to the former shareholders of Subsidiary for 100% of the outstanding shares of Subsidiary’s preferred stock. Voting control of the Company passed to the former shareholders of Subsidiary. The Company has accounted for the acquisition as a recapitalization of Subsidiary in a manner similar to a reverse purchase. Accordingly, the equity transactions have been restated to reflect there capitalization of Subsidiary and the operations of Parent prior to the date of acquisition have been eliminated. At the date of acquisition the Parent had no assets and $161,295 in liabilities. The financial statements reflect the operations of Subsidiary from its inception. Prior to there capitalization of Subsidiary, Parent had 49,319,466 shares of common stock previously outstanding. An additional 2,330,493 shares of common stock were issued as finder’s fees in the transaction.

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at:

	October 31, 2003	April 30, 2003
Machinery and equipment	$572,936	$263,955
Furniture	11,926	--
Vehicles	204,492	79,280
Website	1,988	1,988

	791,342	345,223
Less: accumulated depreciation	(70,611)	(20,262)

Net property and equipment	$720,731	$324,961

Depreciation expense for the three months ended October 31, 2003 and 2002 amounted to $28,861 and $0, respectively.

NOTE 4 — INDEFINITE-LIFE INTANGIBLE ASSETS

        Indefinite-life intangible assets consist of the following at:

	October 31, 2003	April 30, 2003
License agreements with Sky Way Global, Inc.	$23,800	$23,800

Indefinite-life Intangible Assets	$23,800	$23,800

On June 23, 2003, the Company signed a License Agreement with Sky Way Global, LLC (“SWG”), an entity under common control, to replace the Company’s Amended and Restated Software License and Services Agreement dated March 11, 2003. This new agreement exclusively and irrevocably assigns virtually all of SWG’s rights to certain patented technology in exchange for a royalty of 3% of the Company’s net revenues.

On March 11, 2003, the Company signed an Amended and Restated Software License and Services Agreement with SWG, an entity under common control, to replace the Company’s Licensing Agreement entered into during 2002. Under this new agreement, the Company issued 1,360 shares of common stock valued at $23,800 to obtain the rights for indefinite use of certain high-speed, broadband wireless technology for the aircraft industry and other related uses. This agreement was replaced by a License Agreement signed June 23, 2003.

In 2002, the Company entered into a ten-year licensing agreement with SWG,an entity under common control. The Company was to pay a royalty fee of 5%of gross sales for the exclusive right to use Global’s high-speed, broadband wireless technology for the aircraft industry. This agreement was replaced by an Amended and Restated Software License and Services Agreement signed March 11, 2003.

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — NOTES PAYABLE

        Notes payable consist of the following at:

	October 31, 2003	April 30, 2003
18% unsecured demand note payable to
ECI Communications, Inc.	$5,000	$--
11% unsecured demand note payable to a
shareholder of the Company	3,600	--

	28,600	--
Less current portion	(28,600)	--

	$--	$--

For the three months ended October 31, 2003 and 2002, interest expense amounted to $1,234 and $0, respectively.

NOTE 6 — PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, $.0001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Company’s Board of Directors. In June 2003, the Board of Directors designated 1,180,000 shares as Series A and 1,000,000 shares as Series B.

Series A Convertible Preferred Stock — Each share of Series A convertible preferred stock has a stated value of $15, has the voting rights of 100 shares of common stock and is convertible at the shareholder’s option into 100 shares of common stock. Series A convertible preferred shareholders must approve any dividend payments and are entitle to share in common stock dividends as if their preferred stock had been converted into common stock. Upon liquidation of the Company, Series A convertible preferred shareholders are entitled to receive an amount equal to the stated value plus one percent per annum from the date of issuance. The Company may redeem all or part of the Series A convertible preferred stock within one year of the date of issuance by paying an amount equal to the stated value plus five percent.

In June 2003, in connection with an Amended and Restated Agreement and Plan of Merger, the Company issued 1,000,000 shares of their previously authorized but unissued Series A convertible preferred stock for all 1,000,000 shares of Subsidiary’s preferred stock which had been issued to SWG for debt relief of $1,564,015 or approximately $1.564 per share.

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — PREFERRED STOCK [Continued]

Series B Convertible Preferred Stock — Series B Convertible Preferred Stock — Each share of Series B convertible preferred stock has a stated value of $15, and has no voting, liquidation or dividend rights. Within three years of the date of issuance, each share of Series B convertible preferred stock will be converted, upon the occurrence of certain events, automatically into 200 shares of the Company’s common stock if certain conditions are met. The Company may redeem all or part of the Series B convertible preferred stock within one year of the date of issuance by paying an amount equal to the stated value plus five percent. Any shares of Series B convertible preferred stock which remain outstanding three years following the date of issuance will be automatically cancelled.

In June 2003, in connection with an Amended and Restated Agreement and Plan of Merger, the Company issued 1,000,000 shares of their previously authorized but unissued Series B convertible preferred stock for all 10,000,000 shares of Subsidiary’s common stock.

Series C Convertible Preferred Stock — Each share of Series C convertible preferred stock has a $.0001 stated value and no voting rights. Through December 31, 2013 each share is convertible, upon the occurrence of certain events, into 10 shares of common stock. Upon liquidation of the Company, Series C convertible preferred shareholders are entitled to receive an amount equal to the stated value per share.

In October 2003, we issued 2,812,000 share of Series C Convertible Preferred Stock to 42 employees and consultants. The Holders shall, upon the occurrence of certain events, have the right in their sole and absolute discretion to convert the shares of Convertible Preferred Stock — Series C issued by the Corporation into 28,120,000 common shares of the Corporation on a one share for ten share basis. The value of these shares has been estimated at $4,385,600 and has been recoded as a subscription receivable which will be amortized to expense over the estimated time to conversion.

Series D Convertible Preferred Stock — Each share of Series D convertible preferred stock has a $.0001 stated value and no voting rights. Each share is convertible, upon the occurrence of certain events, into 100 shares of common stock. Upon liquidation of the Company, Series D convertible preferred shareholders are entitled to receive an amount equal to the stated value per share.

In October 2003, we issued 85,000 share of Series D Convertible Preferred Stock. The Holders shall have the right in their sole and absolute discretion to convert the shares of Convertible Preferred Stock — Series D issued by the Corporation into 8,500,000 common shares of the Corporation on a one share for one hundred share basis. The value of these shares has been estimated at $1,317,500 and has been recoded as a subscription receivable which will be amortized to expenses over the estimated time to conversion.

NOTE 7 — CAPITAL STOCK, OPTIONS AND WARRANTS

Common Stock – The Company has authorized 2,500,000,000 shares of common stock with a par value of $.0001.

In September 2003, the Company issued 225,000 shares of their previously authorized but unissued common stock at $.10 per share for cash of $22,500.

In September 2003, the Company issued 10,781,851 shares of their previously authorized but unissued common stock at $.13 per share for cash of $1,401,640.

In connection with the above two issuances of shares, the Company has recorded interest expense of $1,107,138 for the difference between the market price of the shares and the amount paid for them.

In August 2003, the Company issued 833,333 shares of their previously authorized but unissued common stock at $.15 per share for cash of $125,000. In connection with the issuance of these shares the Company has recorded consulting expenses of $106,667 for the difference between the market price of the shares and the amount paid for them.

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

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

Cancellation — In March 2003, the Company’s Board of Directors approved to cancel 3,888,360 shares of common stock that had been accounted for as issued to consultants in April 2002 [See Note 10].

Stock Split — On March 11, 2003, Subsidiary effected a 1.8516-for-1 forward stock split. The financial statements for all periods presented have been restated to reflect the stock split.

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

Abandoned Proposed Stock Offering — The Company was proposing to make a public offering of 5,000,000 shares of their previously authorized but unissued common stock which was to be registered with the Securities and Exchange Commission on Form SB-2. An offering price of $17.50 per share was arbitrarily determined by the Company and offering costs were estimated to be approximately $73,000. In April 2003, the Company abandoned their proposed stock offering and wrote off the deferred stock offering costs of $46,303 directly to general and administrative expense.

Stock Warrants — In July 2003, the Company issued five-year warrants to purchase 10,000,000 shares of common stock for future services valued at$2,800,000 or $.28 per warrant using the Black-Scholes option pricing model, with the following assumptions: risk-free interest rate of 2.48%, expected dividend yield of zero, expected lives of 5 years and expected volatility of 670%. The warrants were issued to purchase shares of common stock at the following exercise prices: 1,000,000 at $.10 per share, 2,000,000 at $.15, 1,000,000 at $.30 per share, 1,000,000 at $.55 per share, 1,000,000 at $1.00 per share, 2,000,000 at 80% of market value with a $.20 per share minimum, 1,000,000 at 85% of market value with a $.20 per share minimum and 1,000,000 at 90% of market value with a $.20 per share minimum. In July 2003, warrants to purchase 1,000,000 shares of common stock at $.10 per share. In August 2003, warrants to purchase 833,333 shares of common stock at $.15, were exercised. At October 31, 2003, warrants to purchase 8,166,667 shares of common stock were still outstanding.

Stock Options — In June 2003, Parent granted options to purchase 420,000 shares of common stock at $.19 per share as additional compensation to officers of the Company. The options vest over three years with 140,000 vesting on June 20, 2004, 140,000 vesting on June 20, 2005 and 140,000 vesting on June 20, 2006. The options are exercisable for three years following vesting. Since the exercise price of the options was the same as the market price of the Company’s common stock on the grant date, the Company has recorded no compensation cost for the options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

A summary of the status of the options granted under the Company’s stock-based employee compensation plan is presented below.

	For the Three Months Ended October 31,				From Inception on April 24, 2002 Through
	2003		2002		October 31, 2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	420,000	$.19	--	$--	420,000	$--
Granted	--	--	--	--	--	--
Exercised	--	--	--	--	--	--
Forfeited	--	--	--	--	--	--
Expired	--	--	--	--	--	--

Outstanding at end of period	420,000.19		--	--	420,000	--

Weighted average fair value of options
granted during the period	420,000	$.19	--	$--	420,000	$.19

The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model, with the following assumptions: risk-free interest rate of 2.31%, expected dividend yield of zero, expected lives of 4 to 6 years and expected volatility of 680%.

A summary of the status of the options outstanding under the Company’s stock-based employee compensation plan at October 31, 2003 is presented below:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$.19	420,000	4.6 years	$.19	--	$--

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — GOING CONCERN

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

NOTE 9 — RELATED PARTY TRANSACTIONS

Advance to Sky Way Global — The Company advanced $35,000 in July 2003, $8,000 in August 2003 and $20,000 in October 2003 to Sky Way Global, LLC (“SWG”), an entity under common control. SWG has made payments on behalf of the Company totaling $11,618 through October 31, 2003,resulting in a balance of $51,382 owed by SWG to the Company as of October 31, 2003. The advance bears no interest and is due on demand.

License Agreements — The Company has entered into licensing agreements with SWG [See Note 4].

Advances from Sky Way Global and Note Payable — SWG made payments on behalf of the Company and made cash advances to the Company totaling $1,564,015. The advances bore no interest and were due on demand. On June 19, 2003, the Company converted the amounts owed to SWG into a promissory note. The note bore no interest and was due on demand. On June 21, 2003, Subsidiary issued 1,000,000 shares of its preferred stock to SWG as repayment of the note and advances.

Note Payable — At October 31, 2003, $3,600 of the Company’s notes payable and $1,088 of accrued interest were owed to a shareholder of the Company [See Note 5]. For the three months ended October 31, 2003 and 2002, interest expense to the shareholder amounted to $99 and $0, respectively.

Office Space — The Company shares office space with SWG. In May 2003, due to the reduced operations of SWG, the Company stopped charging rent to SWG. During the three months ended October 31, 2003 and 2002, respectively, the Company billed SWG $0 and $0 in rent.

Employment Agreements and Management Compensation — In June 2003, the Company entered into a three-year Employment Agreement with the Company’s President to pay a salary of $150,000 per year increased annually by 10%. The agreement also required the Company to grant options to purchase 210,000 shares of common stock and to pay $750 per month as a non-accountable automobile allowance. The June 2003 Employment Agreement replaced an April 2003 five-year Employment Agreement which required a salary of $150,000 per year increased annually by 10%. During the three months ended October 31, 2003 and 2002, respectively, the Company expensed $37,500and $0 as compensation to the Company’s President. At October 31, 2003, the Company owed $33,878 in accrued salary to the Company’s President.

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — RELATED PARTY TRANSACTIONS [Continued]

In June 2003, the Company entered into a three-year Employment Agreement with the Company’s Chief Executive Officer to pay a salary of $150,000 per year increased annually by 10%. The agreement also required the Company to grant options to purchase 210,000 shares of common stock and to pay $750 per month as a non-accountable automobile allowance. The June 2003 Employment Agreement replaced an April 2003 five-year Employment Agreement which required a salary of $175,000 per year increased annually by 10%. During the three months ended October 31, 2003 and 2002, respectively, the Company expensed $37,500 and $0 as compensation to the Company’s Chief Executive Officer. At October 31, 2003, the Company owed $88,197 in accrued salary to the Company’s Chief Executive Officer.

During the three months ended October 31, 2003 and 2002, respectively, the Company expensed $20,000 and $0 as compensation to a shareholder of the Company. At October 31, 2003, the Company owed $14,260 in accrued salary to the shareholder.

Consulting Agreement — In July 2003, the Company entered into a six-month Consulting Agreement, as amended in August 2003, with Michael Farkas, a shareholder of the Company, to provide consulting services valued at $2,030,000 using the Black-Scholes option pricing model in exchange for 1,250,000 shares of common stock and five-year warrants to purchase 6,000,000 shares of common stock [See Note 7]. The warrants were issued to purchase shares of common stock at the following exercise prices: 1,000,000 at $.10 per share, 2,000,000 at $.15, 1,000,000 at $.30 per share, 1,000,000 at $.55 per share and 1,000,000 at $1.00 per share. At October 31, 2003, the Company has recorded $210,000 of the services as a subscription receivable.

Investment Banking/Advisory Agreement — In June 2003, the Company entered into an Investment Banking/Advisory Agreement with Atlas Capital Services, LLC (“Atlas”), an entity controlled by a shareholder of the Company. The agreement provided for Atlas to assist the Company in finding an acquisition candidate and the Company was to issue 2,330,493 shares of common stock upon consummation of an acquisition. In June 2003, Parent acquired Subsidiary and issued 2,330,493 shares of common stock to Atlas for services rendered valued at $442,794. The agreement also provides for Atlas to assist the Company in obtaining financing and the Company will pay 10% of the proceeds received from any such financing.

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Consulting Agreements — In July 2003, the Company entered into a six-month Consulting Agreement with Bruce Baker to provide consulting services valued at $1,400,000 using the Black-Scholes option pricing model in exchange for 1,000,000 shares of common stock and five-year warrants to purchase 4,000,000 shares of common stock [See Note 7]. The warrants were issued to purchase shares of common stock at the following exercise prices: 2,000,000 at 80% of market value with a $.20 per share minimum, 1,000,000 at 85% of market value with a $.20 per share minimum and 1,000,000 at 90% of market value with a $.20 per share minimum. At October 31, 2003, the Company has recorded $210,000 of the services as a subscription receivable.

In July 2003, the Company entered into a nine-month Consultant Services Plan with Beadros Asare to provide consulting services valued at $18,000 in exchange for 50,000 shares of common stock. At October 31, 2003, the Company has recorded $10,000 of the services as a subscription receivable.

In September 2003, the Company entered into one-year Consulting Agreements with Doug Dahms and William Craig to provide consulting services in exchange for a total of 12,000,000 shares (6,000,000 shares each) of the Company’s common stock. The Company has terminated this agreement and has not issued any shares there under.

Engagement Agreement — In June 2003, Parent entered into an Engagement Agreement with Michael Williams to provide legal services through December 31, 2003 valued at $380,000 in exchange for 2,000,000 shares of common stock. At October 31, 2003, the Company has recorded $162,857 of the services as a subscription receivable.

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES [Continued]

Escrow and Lease Agreements — In January 2003, the Company signed an Escrow Agreement with ECI Telecom, Inc. (“ECI”) and Klein & Heuchan (“KH”) to rent office space for the month of February 2003 while a long-term lease was finalized. The agreement called for the Company to deposit $105,000 with KH and for rent of $16,000 to accrue for February. In March 2003, the Company signed an Extension of Escrow Agreement with ECI and KH to provide for the Company to continue to occupy the rented office space through April 30, 2003. In May 2003, the Company signed a Lease Agreement with ECI Telecom, Inc (“ECI”) to replace the escrow agreements. The lease provides for a five-year term beginning February 1, 2003 and the lease is renewable for one additional five-year term. The lease requires payments of $46,367 per month beginning June 2003 and skipping January 2004. The lease payments will increase 3% each February 1 and the Company will pay additional expenses for upkeep of the building. The lease continues the $92,500 security deposit of the escrow agreement. The Company paid $15,000 required under the lease in order for the Company to have the option to purchase the leased office space for $4,750,000 by August 1, 2003 or $4,900,000 by November 1, 2003. The lease is guaranteed by Sky Way Global, LLC, an entity under common control. For the three months ended October 31, 2003 and 2002, total rent expense amounted to $139,101 and $0, respectively.

Minimum future rental payments under the lease agreement for the twelve-month periods ended and in aggregate are:

October 31,	Amount
2004	$523,000
2005	586,000
2006	604,000
2007	622,000
2008	157,000

$2,492,000

Letter of Intent — In July 2003, the Company signed a Letter of Intent to acquire Star Navigation Systems Group Ltd. The agreement provides for the two companies to work toward an acquisition agreement. No acquisition agreement has been signed and final consummation of an acquisition is not guaranteed.

Services Agreement — In February 2003, the Company entered into a three-year Services Agreement with XO Communications, Inc. [“XO”]. The agreement calls for XO to provide internet services to the Company and the term of the agreement does not begin until XO has completed installation of the internet connection. The agreement requires the Company to purchase a minimum of $4,600 of services per month with annual minimum purchases of $55,200 for the first year, $110,400 for the second year and $165,600 for the third year. At July 31, 2003, XO had not yet complete installation of the internet connection and no amount has been accrued in the accompanying financial statements for the payments required under this agreement.

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES [Continued]

Stock Cancellation and Contingency — In March 2003, Subsidiary’s Board of Directors approved to cancel 3,888,360 shares of Subsidiary’s common stock that had been accounted for as issued to consultants in April 2002. Management claims that consideration was not received for the stock. Although the certificates representing these shares were not delivered, the possibility exists that the consultants may demand delivery of the shares pursuant to agreements with the Company.

NOTE 11 — SUBSEQUENT EVENTS

Consulting Agreements — In November 2003, the Company entered into 18 week Consulting Agreements with Aran Strategic Finance, LLC to provide consulting services for $100,000.

Stock Issuances — We sold 4,900,000 shares of common stock at prices ranging from $.10 to $.13 for aggregate consideration of $630,000 to 4 accredited and/or sophisticated investors.

Building Option to Purchase — The Company has notified the lessor of building of their intent to purchase the building under the lease agreement. The company is actively pursuing financing at this time1[See Note 10].

      Item 2. Management’s Discussion and Plan of Operation

      Forward-Looking Statements

This Quarterly Report contains forward-looking statements about SkyWay Communications Holding Corp.‘s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, SkyWay Communications Holding Corp.‘s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

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

On June 21, 2003, SWYC Acquisition Corporation, a Florida corporation and our wholly owned subsidiary, merged, pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of June 19, 2003, with and into Sky Way Aircraft, Inc., a Nevada corporation. The merger closed on June 21, 2003. In connection with the merger, we moved our headquarters to 6021 — 142nd Avenue North, Clearwater, FL 33760.

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

        We intend to be the communications solution for commercial and private aircraft owners wanting real time access to on-board security systems, aircraft health and welfare monitoring, avionics operations and for passengers wanting real time high-speed access to the internet. Our network will enable third party applications that can personalize the in-flight entertainment experience, provide real time access to flight management avionics with long-term data storage and also support for ground monitoring of in-flight surveillance systems that is being designed with the goal of enhancing current airline security standards. However, we will only provide the network. Other parties will use their applications on our network to provide these types of services.

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

Results of Operations

We had the following expenses for the following periods:

Three months ended October 31, 2002 vs. three months ended October 31, 2003

General and administrative expenses for the three months ended October 31, 2003 totaled $2,044,293 and included consulting fees, payroll, rent and legal fees. Selling expenses for the three months ended October 31, 2003 totaled $32,047, included advertising. Research and Development expenses for the three months ended October 31, 2003 totaled $319,712 and included rental costs for equipment and testing. Interest expense was $1,109,329.

General and administrative expenses for the three months ended October 31, 2002 totaled $29,887 and included office expenses, travel and legal fees. We had no selling expenses. Research and Development expenses for the three months ended October 31, 2002 totaled $69,848 and included personnel costs for research and development and rental costs for equipment and testing. We had no interest expense.

All increases in expenses were the result of our merger with Sky Way Aircraft, Inc. and the fact that Sky Way Aircraft had minimal operations during the three months ended October 31, 2002.

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
Lease, activate and upgrade tower network

Identify, test and upgrade equipment in aircraft

Build out and equip operations center

Complete research and testing of aircraft network

Hire additional employees to operate network	October 1, 2003 - June 30, 2004 October 1, 2003 - June 30, 2004 October 1, 2003 - June 30, 2003 October 1, 2003 - March 31, 2004 October 1, 2003 - March 31, 2004	Contact owners and complete
negotiations; conduct site
survey

Identify airlines, execute agreement, secure installation service

Construct and test all operations

Continue research and testing

		Interview and hire	$600,000-$850,000 $500,000-$650,000 $300,000-$450,000 $250,000-$400,000 $500,000-$650,000

We have no sources of financing identified. Even if we identify sources for such financing:

o	Additional financing may not be available on commercially reasonable terms or available at all

o	Additional financing may result in dilution to existing and future equity holders; and

o	If we issue debt instruments, we will be subject to increased debt obligations that will impose a greater financial strain upon our operations.

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

Liquidity and Capital Resources

From our inception on April 24, 2002 to October 31, 2003, we incurred operating losses of ($8,349,999) and at October 31, 2003 we had a net working capital deficit of $520,734. Net cash used in operating activities for the period from August 1, 2003 to October 31, 2003 was $2,281,862.

In addition, as of October 31, 2003, we had a cash position of $42,388. Our cash resources are not sufficient to satisfy our cash requirements over the next 12 months. We will need to secure a minimum of $2,000,000 to satisfy such requirements, but we need an additional minimum of $5,000,000 to finance our planned expansion in the next 12 months, which funds will be used for product development and personnel. In order to become profitable we may still need to secure additional debt or equity funding. We have no source of funding identified. Our failure to secure additional funds would impair and delay our ability to implement our business plan.

We may experience problems; delays, expenses, and difficulties sometimes encountered by an enterprise in Sky Way Aircraft’s stage of development, many of which are beyond our control. These include, but are not limited to, unanticipated problems relating to the development of the system, production and marketing problems, additional costs and expenses that may exceed current estimates, and competition.

Item 3. Controls and Procedures

The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation’s disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Changes in Securities

We sold duPont Investment Fund, and Accredited Investor, 4,000,000 shares of common stock at $0.25 per share. In addition, the duPont Fund acquired common stock purchase warrants to acquire an additional 2,000,000 shares at $0.35 per share, 2,000,000 shares at $0.50 per share, 2,000,000 shares at $0.70 per share, 2,000,000 shares at $1.25 per share and 2,000,000 shares at $1.50 per share. The Warrants are exercisable at any time prior to October 31, 2005. All of these securities are restricted securities. The purchase of the initial 4,000,000 shares for $1,000,000 was consummated on September 19, 2003.

In October 2003, we issued 2,812,000 share of Series C Convertible Preferred Stock to 42 employees and consultants.

a.	The Holders shall have the right in their sole and absolute discretion to convert 2,812,000 shares of Convertible Preferred Stock — Series C issued by the Corporation into 28,120,000 common shares of the Corporation on a one share for ten share basis upon the occurrence of the following event:

The Corporation signing additional contracts for installation of its system with a second airline or general aviation company or any combination thereof.

b.	Time of Conversion. The Shares shall be convertible at any time, in whole or in part, at any time for a period commencing on the date of a Conversion Event and ending on December 31, 2013. No additional consideration is payable upon conversion.

c.	Forfeiture. Liquidation Preference. The Shares shall be forfeited to Corporation for no consideration if a Conversion Event is not completed prior to December 31, 2013. The Shares shall have a preference over holders of Common Stock of the Corporation upon liquidation equal to its par value.

In October 2003, we issued 85,000 shares of Series D Convertible Preferred Stock. The Holders shall have the right in their sole and absolute discretion to convert 85,000 shares of Convertible Preferred Stock — Series D issued by the Corporation (into 8,500,000 common shares of the Corporation upon a one share for one hundred share basis upon the occurrence of the following event: The conversion of shares of Class A Preferred Stock into common stock.

In addition, during the 3 month period ending October 31, 2003, we sold 12,250,000 shares of common stock at prices ranging from $.10 to $.13 for aggregate consideration of $1,474,000 to 36 accredited and/or sophisticated investors.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

o	None of these issuances involved underwriters, underwriting discounts or commissions;

o	We placed restrictive legends on all certificates issued;

o	No sales were made by general solicitation or advertising;

o	Sales were made only to accredited investors or investors who were sophisticated enough to evaluate the risks of the investment.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

o	Access to all our books and records.

o	Access to all material contracts and documents relating to our operations.

o	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Item 3. Defaults upon Senior Securities.

NONE

Item 4. Submission of Matters to a Vote of Security Holders.

NONE

Item 5. Other Information.

NONE

Item 6. Exhibits and Reports on Form 8-K

31.1 31.2 32.1 32.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, Richard Lough

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, James Kent

Section 1350 Certification, Richard Lough

Section 1350 Certification, James Kent

8-K Reports

8-K      Current report, items 5 and 7 2003-10-15
8-K      Current report, items 5 and 7 2003-10-09
8-K      Current report, items 5 and 7 2003-10-08
8-K      Current report, items 5 and 7 2003-10-06
8-K      Current report, items 5 and 7 2003-10-02
8-K      Current report, items 5 and 7 2003-10-01
8-K      Current report, items 5 and 7 2003-09-24
8-K/A[Amend]Current report, item 7 2003-09-05
8-K      Current report, items 4 and 7 2003-09-05
8-K      Current report, items 5 and 7 2003-09-02

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skyway Communications Holding Corp. By /s/ Richard Lough Richard Lough, Chief Financial Officer By /s/ James Kent James Kent, Chief Executive Officer

Date: December 15, 2003