Form 10QSB
period 2004-01-31
SKYWAY COMMUNICATIONS HOLDING CORP
filed 2004-03-16
CIK 1128723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

      (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: January 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Approximately 124,701,669 as of March 9, 2004.

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY

[A Development Stage Company]

Table of Contents

Page
PART I - FINANCIAL INFORMATION	3
Item 1. Financial Statements
Balance Sheet	4-5
Statement of Operations	6
Statement of Cash Flows	7-8
Notes to Financial Statements	9-19
Item 2. Management's Discussion and Plan of Operation	20-23
Item 3. Controls and Procedures	24
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	25
Item 2. Changes in Securities	25
Item 3. Defaults upon Senior Securities	25
Item 4. Submission of Matters to a Vote of Security Holders	25
Item 5. Other Information	25
Item 6. Exhibits	26
SIGNATURES	26

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
   [A Development Stage Company]

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2004

CONTENTS

PAGE
Unaudited Condensed Consolidated Balance Sheet as of
January 31, 2004 and audited Condensed Consolidated
Balance Sheet as of April 30, 2003	4 - 5
Unaudited Condensed Consolidated Statements of Operations,
for the three and nine months ended January 31, 2004
and 2003 and for the period from inception on
April 24, 2002 through January 31, 2004	6
Unaudited Condensed Consolidated Statements of Cash
Flows, for the nine months ended January 31, 2004
and 2003 and for the period from inception on
April 24, 2002 through January 31, 2004	7 - 8
Notes to Unaudited Condensed Consolidated Financial
Statements	9 - 19

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	January 31, 2004 (unaudited)	April 30, 2003
CURRENT ASSETS:
Cash	$1,535,204	$741
Accounts receivable, net	5,783	--
Advance to related party	26,383	--
Employee advance	17,800	2,000
Prepaid expense	53,928	8,313
Other receivable - related party	10,833	--

Total Current Assets	1,649,931	11,054

PROPERTY AND EQUIPMENT, net	3,115,334	324,961

OTHER ASSETS:
Indefinite-life intangible assets	23,800	23,800
Deposit	92,500	92,500

Total Other Assets	116,300	116,300

	$4,881,565	$452,315

[Continued]

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

[Continued]

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	January 31, 2004 (unaudited)	April 30, 2003
CURRENT LIABILITIES:
Accounts payable	$456,455	$91,069
Accrued payroll	255,395	44,693
Accrued interest	10,977	--
Installment payable	1,500,000	250,000
Advances from related party	117,500	1,316,946
Note payable	25,000	--
Note payable - related party	3,600	--
Deferred Rent	185,381	--

Total Current Liabilities	2,554,308	1,702,708
COMMITMENTS AND CONTINGENCIES [See Note 10]	--	--

Total Liabilities	2,554,308	1,702,708

STOCKHOLDERS' EQUITY (DEFICIT):
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
Common stock, $.0001 par value,
2,500,000,000 shares authorized,
111,420,000 and 10,000,000
shares issued and outstanding,
respectively	11,142	1,000
Subscription Receivable	(5,262,383)	--
Capital in excess of par value	22,186,298	30,300
Deficit accumulated during the
development stage	(14,608,290)	(1,281,693)

Total Stockholders' Equity (Deficit)	2,327,257	(1,250,393)

	$4,881,565	$452,315

NOTE: The balance sheet at April 30, 2003 was taken from the audited financial statements at that date and condensed.

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended January 31, 2004 2003		For the Nine Months Ended January 31, 2004 2003		From Inception on April 24, 2002 through January 31, 2004
REVENUE	$15,398	$--	$15,398	$--	$15,398

EXPENSES:
Selling	150,422	--	230,071	--
					238,093
General and Administrative	5,149,913	32,970	10,499,657	79,481	11,326,900
Research and Development	229,410	107,965	758,457	270,413	1,231,812

Total Expenses	5,529,745	140,935	11,488,185	349,894	12,796,805
LOSS BEFORE OTHER INCOME	5,514,347	140,935	11,472,787	349,894	12,781,407
OTHER INCOME (EXPENSE):
Rental Income - Related Party	--	--	--	--	26,927
Interest Expense	(2,220)	--	(9,559)	--	(9,559)
Stock Discount Expense	(741,724)	--	(1,844,251)	--	(1,844,251)

Total Other Income (Expense)	(743,944)	--	(1,853,810)	--	(1,826,883)
LOSS BEFORE INCOME TAXES	(6,258,291)	(140,935)	(13,326,597)	(349,894)	(14,608,290)
CURRENT TAX EXPENSE	--	--	--	--	--
DEFFERED TAX EXPENSE	--	--	--	--	--

NET LOSS	$(6,258,291)	$(140,935)	$(13,326,597)	$(349,894)	$(14,608,290)

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED	$(.07)	$(.01)	$(.19)	$(.04)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET LOSS PER SHARE	92,677,100	10,000,000	71,477,900	10,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended January 31, 2004 2003		From Inception on April 24, 2002 Through January 31, 2004
Cash Flow from Operating Activities:
Net Loss	$(13,326,597)	$(349,894)	$(14,608,290)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	93,472	--	114,348
Provision for bad debts	1,928	--	1,928
Non-cash services rendered for stock and	8,094,834	--	8,396,537
warrants
Non-cash other	1,107,138	--	1,107,138
Changes in assets and liabilities:
(Increase)/Decrease in:
Accounts Receivable	(7,711)	--	(7,711)
Employee Advances	(15,800)	--	(17,800)
Prepaid Expenses	(45,615)	--	(53,928)
Deposit	--	--	(92,500)
Other Receivable - related party	(10,833)	--	(10,833)
Increase/(Decrease) in:
Accounts Payable	317,629	--	408,698
Accrued Payroll	133,733	--	178,426
Accrued Interest	3,005	--	3,005
Deferred Rent	185,382	--	185,382

Net Cash (Used) by Operating Activities	(3,469,435)	(349,894)	(4,395,600)
Cash Flows from Investing Activities:
Advance to related party	(63,000)	--	(63,000)
Payments received on advance to related party	36,618	--	36,618
Payments for property and equipment	(2,883,845)	(79,280)	(3,229,682)

Net Cash (Used) by Investing Activities	(2,910,227)	(79,280)	(3,256,064)
Cash Flow from Financing Activities:
Advances from related party	364,569	1,681,5155
Proceeds from issuance of common stock	6,299,556	435,490	6,299,556
Subscription Receivable	2,223,550	--	2,223,550
Proceeds on promissory note	1,500,000	--	1,500,000
Payments on installment note	(250,000)	(250,000)
Payments of stock offering costs	--	(5,500)	(44,203)

Net Cash Provided by Financing Activities	7,914,125	429,990	9,186,868
Net Increase in Cash	1,534,463	816	1,535,204
Cash at Beginning of Period	741	--	--

Cash at End of Period	$1,535,204	$816	$1,535,204

Supplemental Disclosures of Cash Flow Information:
Interest	$--	$--	$--
Income taxes	$--	$--	$--

[Continued]

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued]

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the period from inception on April 24, 2002 through January 31, 2004:

In January 2004, the Company issued 5,000,000 shares of common stock for services pursuant to consulting agreements valued at $950,000. In addition, the Company issued warrants, at various prices per share ranging from $0.15 to $1.15, to purchase 10,000,000 shares of common stock for services rendered pursuant to consulting agreements. The value of these warrants has been estimated at $80,000 and has been recorded as an expense [see Note 7].

In October 2003, the Company issued 2,812,000 shares of Series C Convertible Preferred Stock to 42 employees and consultants. The Holders shall have the right in their sole and absolute discretion to convert the shares of Convertible Preferred Stock — Series C issued by the Corporation into 28,120,000 common shares of the Corporation on a one share for ten share basis upon the occurrence of a significant event. The value of these shares has been estimated at $4,358,600 and has been recorded as a subscription receivable which will be amortized to expense over the estimated time to conversion [see Note 6].

In October 2003, the Company issued 85,000 shares of Series D Convertible Preferred Stock to the Company's President. The Holders shall have the right in their sole and absolute discretion to convert the shares of Convertible Preferred Stock — Series D issued by the Corporation into 8,500,000 common shares of the Corporation on a one share for one hundred share basis upon the occurrence of a significant event. The value of these shares has been estimated at $1,317,500 and has been recoded as a subscription receivable which will be amortized to expense over the estimated time to conversion [see Note 6].

In September 2003, the Company issued 12,000,000 shares of common stock for future services pursuant to consulting agreements. The value of these shares has been estimated at $3,120,000 and has been recorded as a subscription receivable which will be amortized to expense over the estimated time to conversion [see Note 7].

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

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

        SkyWay Communications Holding Corp. (“Parent”), formerly known as i-TeleCo.com Inc. and Mastertel Communications Corp., was organized under the laws of the State of Florida on December 16, 1998. In April 2003, Parent changed its name to SkyWay Communications Holding Corp.

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

        All references to the number of shares and par value in the accompanying consolidated financial statements have been adjusted for all periods presented to reflect the recapitalization of Subsidiary [See Note 2] and to reflect a 1.8516-for-1 forward stock split that Subsidiary effected on March 11, 2003 [See Note 7].

        SkyWay Communications Holding Corp. and Subsidiary (“the Company”) plan to provide security and other services for the airline industry through applications of their licensed high-speed, broadband wireless communications technology. The Company has not yet generated any significant revenues from their planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No.7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements

        The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal and recurring adjustments) necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows at January 31, 2004 and for the periods then ended have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2003 audited financial statements. The results of operations for the periods ended January 31, 2004 are not necessarily indicative of the operating results for the full year.

Consolidation

        The consolidated financial statements include the accounts of Parent and Parent’s wholly owned Subsidiary. All significant intercompany transactions have been eliminated in consolidation.

Fiscal Year

        The Company’s fiscal year-end is April 30th.

Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with an orginal maturity of three months or less to be cash equivalents.

Revenue Recognition

        The Company’s primary source of operating revenue is earned from wireless connection services. For contracts which exceed one month, revenue is recognized on a straight-line basis over the term of the contract as services are provided. Revenues applicable to future periods are classified as deferred revenue.

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Allowance for Doubtful Accounts

        The Company evaluates the allowance for doubtful accounts on a regular basis through periodic reviews of the collectibility of the receivables in light of historical experience, adverse situations that may affect the customer’s ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Property and Equipment

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

Website Costs

        The Company has adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.” Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. As of January 31, 2004, the Company has capitalized a total of $1,988 of website costs. The Company did not incur any planning costs and did not record any research and development costs for the nine months ended January 31, 2004 and 2003.

Intangible Assets

        The Company accounts for their intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 establishes three classifications for intangible assets including definite-life intangible assets, indefinite-life intangible assets and goodwill and requires different accounting treatment and disclosures for each classification. In accordance with SFAS No. 142, the Company periodically reviews their intangible assets for impairment. No impairment was recorded during the three months ended January 31, 2004 and 2002.

Advertising Costs

        Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising costs for the nine months ended January 31, 2004 and 2003 amounted to $100,975 and $4,000, respectively.

Research and Development

        Research and development costs are expensed as incurred. The Company expensed $758,457 and $270,413 in research and development costs during the nine months ended January 31, 2004 and 2003, respectively.

Debt Extinguishment

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

Loss Per Share

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

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Stock-Based Compensation

        We have adopted Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148). This statement amends FASB statement No. 123, "Accounting for Stock Based Compensation". It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, we continue to apply the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for our stock-based employee compensation arrangements.

Recently Enacted Accounting Standards

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

Reclassification

        The financial statements for periods prior to January 31, 2004 have been reclassified to conform to the headings and classifications used in the January 31, 2004 financial statements.

NOTE 2 — AMENDED AND RESTATED AGREEMENT AND PLAN OF MERGER

        On May 30, 2003, Parent and Subsidiary entered into an Agreement and Plan of Merger. On June 19, 2003, Parent and Subsidiary entered into an Amended and Restated Agreement and Plan of Merger (which closed on June 21, 2003) whereby Parent agreed to acquire 100% of Subsidiary in a stock for stock exchange. The agreement called for Parent to issue 1,000,000 shares of Series B convertible preferred stock to the former shareholders of Subsidiary for 100% of the outstanding shares of Subsidiary’s common stock and for Parent to issue 1,000,000 shares of Series A convertible preferred stock to the former shareholders of Subsidiary for 100% of the outstanding shares of Subsidiary’s preferred stock. Voting control of the Company passed to the former shareholders of Subsidiary. The Company has accounted for the acquisition as a recapitalization of Subsidiary in a manner similar to a reverse purchase. Accordingly, the equity transactions have been restated to reflect the recapitalization of Subsidiary and the operations of Parent prior to the date of acquisition have been eliminated. At the date of acquisition the Parent had no assets and $161,295 in liabilities. The financial statements reflect the operations of Subsidiary from its inception. Prior to the recapitalization of Subsidiary, Parent had 49,319,466 shares of common stock previously outstanding. An additional 2,330,493 shares of common stock were issued as finder’s fees in the transaction.

NOTE 3 — PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at:

	January 31, 2004	April 30, 2003
Machinery and equipment	$865,045	$264,569
Leasehold improvements	13,876	--
Aircraft	2,112,935	--
Vehicles	235,837	79,280
Other	1,988	1,988

	3,229,681	345,837
Less: accumulated depreciation	(114,347)	(20,876)

Net property and equipment	$3,115,334	$324,961

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — PROPERTY AND EQUIPMENT (continued)

        On January 16, 2004, the Company signed a promissory note in the amount of $1,500,000 with United Bank and Trust for a used Boeing DC-9. The note is for a six month term with an initial rate of 5.49% and will vary based upon the Bank Prime Rate plus 0.5%. The loan is guaranteed by the President of the Company, two other shareholders of the Company and a company controlled by one of the shareholders.  In connection with the guarantee of the loan by one of our shareholders, a company related to this guarantor-shareholder is listed as the co-owner of the asset.  This co-ownership is only effective for the period of the guarantee.  The Company has voting control of all matters related to the aircraft.

        Depreciation expense for the three and nine months ended January 31, 2004 and 2003 amounted to $43,735 and $0, $93,472 and $ 0, respectively.

NOTE 4 — INDEFINITE-LIFE INTANGIBLE ASSETS

Indefinite-life intangible assets consist of the following at:

	January 31, 2004	April 30, 2003
License agreements with Sky Way Global, Inc.	$23,800	$23,800

Indefinite-life Intangible Assets	$23,800	$23,800

        On June 23, 2003, the Company signed a License Agreement with Sky Way Global, LLC (“SWG”), an entity under common control, to replace the Company’s Amended and Restated Software License and Services Agreement dated March 11, 2003. This new agreement exclusively and irrevocably assigns virtually all of SWG’s rights to certain patented technology in exchange for a royalty of 3% of the Company’s net revenues. In February 2004, the Company agreed to purchase the patented technology in lieu of the royalty payments [see Note 9].

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

        In 2002, the Company entered into a ten-year licensing agreement with SWG, an entity under common control. The Company was to pay a royalty fee of 5% of gross sales for the exclusive right to use Global’s high-speed, broadband wireless technology for the aircraft industry. This agreement was replaced by an Amended and Restated Software License and Services Agreement signed March 11, 2003.

NOTE 5 — NOTES PAYABLE

Notes payable consist of the following at:

	January 31, 2004	April 30, 2003
18% unsecured demand note payable to
ECI Communications, Inc.	$25,000	$--
United States Bank Prime Rate plus 0.5%
secured promissory note payable to a
Financial Institution	1,500,000	--
11% unsecured demand note payable to a
shareholder of the Company	3,600	--

	1,528,600	--
Less current portion	(1,528,600)	--

	--	--

        For the three months and nine months ended January 31, 2004 and 2003, interest expense amounted to $2,220 and $9,559, and $0 and $0 respectively.

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — PREFERRED STOCK

        The Company has authorized 10,000,000 shares of preferred stock, $.0001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Company’s Board of Directors. In June 2003, the Board of Directors designated 1,180,000 shares as Series A and 1,000,000 shares as Series B. In October 2003, the Board of Directors designated 2,182,000 shares as Series C and 85,000 shares as Series D.

Series A Convertible Preferred Stock

        Each share of Series A convertible preferred stock has a stated value of $15, has the voting rights of 100 shares of common stock and is convertible at the shareholder’s option into 100 shares of common stock. Series A convertible preferred shareholders must approve any dividend payments and are entitled to share in common stock dividends as if their preferred stock had been converted into common stock. Upon liquidation of the Company, Series A convertible preferred shareholders are entitled to receive an amount equal to the stated value plus one percent per annum from the date of issuance. The Company may redeem all or part of the Series A convertible preferred stock within one year of the date of issuance by paying an amount equal to the stated value plus five percent.

        In June 2003, in connection with an Amended and Restated Agreement and Plan of Merger, the Company issued 1,000,000 shares of their previously authorized but unissued Series A convertible preferred stock for all 1,000,000 shares of Subsidiary’s preferred stock which had been issued to SWG for debt relief of $1,564,015 or approximately $1.564 per share.

Series B Convertible Preferred Stock

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

        In October 2003, we issued 2,812,000 shares of Series C Convertible Preferred Stock to 42 employees and consultants. The Holders shall, upon the occurrence of certain events, have the right in their sole and absolute discretion to convert the shares of Convertible Preferred Stock — Series C issued by the Corporation into 28,120,000 common shares of the Corporation on a one share for ten share basis. The value of these shares has been estimated at $4,385,600 and has been recoded as a subscription receivable which will be amortized to expense over the estimated time to conversion.

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

Common Stock

        The Company has authorized 2,500,000,000 shares of common stock with a par value of $.0001.

        In the third quarter of 2004, the Company issued 16,271,669 shares of their previously authorized but unissued common stock at prices of $.127-$.38 per share for cash of $1,474,000. The Company recorded Stock Discount Expense of $746,164 for the difference between the market price of the shares and the amount paid for them.

        In January 2004, the Company issued 5,000,000 shares of common stock for services pursuant to consulting agreements valued at $950,000, which has been expensed.

        In September 2003, the Company entered into one-year Consulting Agreements with Doug Dahms and William Craig to provide consulting services in exchange for a total of 12,000,000 shares (6,000,000 shares each) of the Company’s common stock. The Company has recorded $3,120,000 of the services as a subscription receivable. At January 31, 2004, the Company has expensed $1,400,000 and $1,820,000 of the services remain as a subscription receivable to be amortized over the next 7 months.

        In the second quarter of 2004, the Company issued 17,783,385 shares of their previously authorized but unissued common stock at prices of $.10-$.15 per share for cash of $1,549,140. The Company recorded Stock Discount Expense of $1,213,805 for the difference between the market price of the shares and the amount paid for them.

        In the first quarter of 2004, the Company issued 6,300,000 shares of their previously authorized but unissued common stock at prices of $.10-$.28 per share for cash of $1,048,000.

        In the fourth quarter 2003, the Company issued 1,360 shares of their previously authorized but unissued common stock at $17.50 per share for an amended license agreement valued at $23,800.

        In the fourth quarter of 2002, in connection with their organization, the Company issued 13,887,000 shares of their previously authorized but unissued common stock at approximately $.00054 per share for payment of organization costs of $1,870 and non-cash services valued at $5,630 including $2,100 which was classified as stock offering costs and $3,530 which was classified as general and administrative expense.

        As of March 9, 2004, the company has the following number of potentially convertible shares of common stock related to convertible preferred stock, warrants, and stock options:

For conversion of series A preferred stock	100,000,000
For conversion of series B preferred stock	200,000,000
For conversion of series C preferred stock	28,120,000
For conversion of series D preferred stock	8,500,000
Outstanding Warrants	14,333,000
Outstanding Options	1,045,000

Common shares issuable upon conversions and exercises	351,998,000
Shares outstanding as of January 31, 2004	111,420,000
Shares issued February 1, 2004 through March 9, 2004	11,798,000

Estimated common shares after conversions and exercises	475,216,000

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

Cancellation

        In March 2003, the Company’s Board of Directors cancelled 3,888,360 shares of common stock that had been accounted for as issued to consultants in April 2002 [See Note 10].

Stock Split

        On March 11, 2003, Subsidiary effected a 1.8516-for-1 forward stock split. The financial statements for all periods presented have been restated to reflect the stock split.

Abandoned Proposed Stock Offering

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

Stock Warrants

        In July 2003, the Company issued five-year warrants to purchase 10,000,000 shares of common stock for future services valued at $2,800,000 or $.28 per warrant using the Black-Scholes option pricing model, with the following assumptions: risk-free interest rate of 2.48%, expected dividend yield of zero, expected lives of 5 years and expected volatility of 670%. The warrants were issued to purchase shares of common stock at the following exercise prices: 1,000,000 at $.10 per share, 2,000,000 at $.15, 1,000,000 at $.30 per share, 1,000,000 at $.55 per share, 1,000,000 at $1.00 per share, 2,000,000 at 80% of market value with a $.20 per share minimum, 1,000,000 at 85% of market value with a $.20 per share minimum and 1,000,000 at 90% of market value with a $.20 per share minimum. In July 2003, warrants to purchase 1,000,000 shares of common stock at $.10 per share, were exercised. In August 2003, warrants to purchase 666,667 shares of common stock at $.15, were exercised. In December 2003, warrants to purchase 4,000,000 shares of common stock at $.20, were exercised. At January 31, 2004, warrants to purchase 4,333,333 shares of common stock under this issuance were still outstanding.

        In January 2004, the Company issued five-year warrants, at various prices per share ranging from $0.15 to $1.15, to purchase 10,000,000 shares of common stock for services pursuant to consulting agreements. The value of these warrants has been estimated at $80,000 and expensed. The warrants were issued to purchase shares of common stock at the following exercise prices: 2,000,000 at $.15 per share, 2,000,000 at $ .30 per share, 2,000,000 at $.55 per share, 2,000,000 at $1.00 per share, 1,000,000 at $1.10 per share, and 1,000,000 at $1.15 per share. At January 31, 2004, warrants to purchase 10,000,000 shares of common stock under this issuance were still outstanding.

Stock Options

        In November 2003, Parent granted options to purchase 625,000 shares of common stock at $.16 per share as additional compensation to an officer of the Company. The options vest over three years with 208,333 vesting on November 1, 2004, 208,334 vesting on November 1, 2005 and 208,333 vesting on November 1, 2006. The options are exercisable for five years following vesting. Since the exercise price of the options was the same as the market price of the Company’s common stock on the grant date, the Company has recorded no compensation cost for the options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.

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

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

        A summary of the status of the options granted under the Company’s stock-based employee compensation plan is presented below.

	For the Three Months Ended January 31, 2004 2003				From Inception on April 24, 2002 Through January 31, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	420,000	$.19	--	$--	400,000	$.19
Granted	625,000.16		--	--	625,000.16
Exercised	--	--	--	--	--	--
Forfeited	--	--	--	--	--	--
Expired	--	--	--	--	--	--

Outstanding at end of period	1,045,000	$.17	--	$--	1,045,000	$.17

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$.16 -.19	1,045,000	4.3 years	$.17	--	$ --

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

NOTE 9 — RELATED PARTY TRANSACTIONS

Advance to Sky Way Global

        The Company advanced $35,000 in July 2003, $8,000 in August 2003 and $20,000 in October 2003 to Sky Way Global, LLC (“SWG”), an entity under common control. SWG has made payments on behalf of the Company totaling $36,618 through January 31, 2004, resulting in a balance of $26,383 owed by SWG to the Company as of January 31, 2004. The advance bears no interest and is due on demand.

Other Receivable — Related Party

        In connection with the acquisition of the aircraft discussed in Note 3, the Company overpaid, by $10,833, a guarantor-shareholder for the deposit associated with the purchase. This amount was not repaid as of January 31, 2004.

Advances from Sky Way Global and Note Payable

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

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — RELATED PARTY TRANSACTIONS (continued)

Note Payable

        At January 31, 2004, $3,600 of the Company’s notes payable and $1,188 of accrued interest were owed to a shareholder of the Company [See Note 5]. For the three months ended January 31, 2004 and 2003, interest expense to the shareholder amounted to $100 and $0, respectively.

        During the third quarter of 2004, the Company borrowed funds from its President to meet their short-term cash needs. These amounts were advanced without interest and are due on demand. At January 31, 2004 the Company owes $117,500 related to these advances.

Office Space

        The Company shares office space with SWG. In May 2003, due to the reduced operations of SWG, the Company stopped charging rent to SWG. During the three months ended January 31, 2004 and 2003, respectively, the Company billed SWG $0 and $0 in rent.

Employment Agreements and Management Compensation

        In November 2003, the Company entered into an Employment Agreement with the Company’s Chief Financial Officer to pay a salary of $100,000 per year. The agreement also required the Company to grant options to purchase 625,000 shares of common stock. At January 31, 2004, the Company owed $2,667 in accrued salary to the Company’s Chief Financial Officer.

        In June 2003, the Company entered into a three-year Employment Agreement with the Company’s President to pay a salary of $150,000 per year increased annually by 10%. The agreement also required the Company to grant options to purchase 210,000 shares of common stock and to pay $750 per month as a non-accountable automobile allowance. The June 2003 Employment Agreement replaced an April 2003 five-year Employment Agreement which required a salary of $150,000 per year increased annually by 10%. During the three months ended January 31, 2004 and 2003, respectively, the Company expensed $37,500and $0 as compensation to the Company’s President. At January 31, 2004, the Company owed $33,878 in accrued salary to the Company’s President.

        In June 2003, the Company entered into a three-year Employment Agreement with the Company’s Chief Executive Officer to pay a salary of $150,000 per year increased annually by 10%. The agreement also required the Company to grant options to purchase 210,000 shares of common stock and to pay $750 per month as a non-accountable automobile allowance. The June 2003 Employment Agreement replaced an April 2003 five-year Employment Agreement which required a salary of $175,000 per year increased annually by 10%. During the three months ended January 31, 2004 and 2003, respectively, the Company expensed $37,500 and $0 as compensation to the Company’s Chief Executive Officer. At January 31, 2004, the Company owed $71,197 in accrued salary to the Company’s Chief Executive Officer.

Consulting Agreement

        In December 2003, the Company entered into six-month Consulting Agreements with Aran Strategic Finance, Bruce Baker and Fred Geffon to provide consulting services valued at $950,000.

        In July 2003, the Company entered into a six-month Consulting Agreement, as amended in August 2003, with Michael Farkas, a shareholder of the Company, to provide consulting services valued at $2,030,000 using the Black-Scholes option pricing model in exchange for 1,250,000 shares of common stock and five-year warrants to purchase 6,000,000 shares of common stock [See Note 7]. The warrants were issued to purchase shares of common stock at the following exercise prices: 1,000,000 at $.10 per share, 2,000,000 at $.15, 1,000,000 at $.30 per share, 1,000,000 at $.55 per share and 1,000,000 at $1.00 per share. At January 31, 2004, the Company has recorded $0 of the services as a subscription receivable.

Investment Banking/Advisory Agreement

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

Guarantee

        In January, the Company entered into a six-month financing agreement with a financial institution for the purchase of an airplane. This loan is guaranteed by three share-holders of the company.

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — RELATED PARTY TRANSACTIONS (continued)

License Agreements and Acquisition of Intellectual Property from SkyWay Global, LLC
     The Company has entered into licensing agreements with SWG [See Note 4].

        In February 2004, the Company verbally agreed, and made a deposit of $1,000,000, to purchase the Intellectual Property from SWG. This acquisition provides the Company with all rights to certain patented technology previously under SWG ownership. The license agreements with SWG will be cancelled upon completion of purchase.

        Because the nature of the transaction is with a related entity, SWG and Company have agreed to obtain a third party valuation to determine the final purchase price that will be due at closing.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Consulting Agreements

        In July 2003, the Company entered into a six-month Consulting Agreement with Bruce Baker to provide consulting services valued at $1,400,000 using the Black-Scholes option pricing model in exchange for 1,000,000 shares of common stock and five-year warrants to purchase 4,000,000 shares of common stock [See Note 7]. The warrants were issued to purchase shares of common stock at the following exercise prices: 2,000,000 at 80% of market value with a $.20 per share minimum, 1,000,000 at 85% of market value with a $.20 per share minimum and 1,000,000 at 90% of market value with a $.20 per share minimum. As of January 31, 2004, the Company has expensed the entire amount of the services.

        In July 2003, the Company entered into a nine-month Consultant Services Plan with Beadros Asare to provide consulting services valued at $18,000 in exchange for 50,000 shares of common stock. At January 31, 2004, the Company has expensed $14,000 and $4,000 of the services remain as a subscription receivable which will be amortized in the fourth quarter.

        In September 2003, the Company entered into one-year Consulting Agreements with Doug Dahms and William Craig to provide consulting services in exchange for a total of 12,000,000 shares (6,000,000 shares each) of the Company’s common stock. The Company has recorded $3,120,000 of the services as a subscription receivable. At January 31, 2004, the Company has expensed $1,400,000 and $1,820,000 of the services remain as a subscription receivable to be amortized over the next 7 months.

Engagement Agreement

        In June 2003, Parent entered into an Engagement Agreement with Michael Williams to provide legal services through December 31, 2003 valued at $380,000 in exchange for 2,000,000 shares of common stock. As of January 31, 2004, the Company has expensed the entire amount of the services.

Escrow and Lease Agreements

        In January 2003, the Company signed an Escrow Agreement with ECI Telecom, Inc. (“ECI”) and Klein & Heuchan (“KH”) to rent office space for the month of February 2003 while a long-term lease was finalized. The agreement called for the Company to deposit $105,000 with KH and for rent of $16,000 to accrue for February. In March 2003, the Company signed an Extension of Escrow Agreement with ECI and KH to provide for the Company to continue to occupy the rented office space through April 30, 2003. In May 2003, the Company signed a Lease Agreement with ECI Telecom, Inc (“ECI”) to replace the escrow agreements. The lease provides for a five-year term beginning February 1, 2003 and the lease is renewable for one additional five-year term. The lease requires payments of approximately $63,127 (including taxes) per month beginning June 2003 and skipping January 2004. The lease payments will increase 3% each February 1 and the Company will pay additional expenses for upkeep of the building. The lease continues the $92,500 security deposit of the escrow agreement. The Company paid $15,000 required under the lease in order for the Company to have the option to purchase the leased office space for $4,750,000 by August 1, 2003 or $4,900,000 by November 1, 2003. The lease is guaranteed by Sky Way Global, LLC, an entity under common control. For the three months ended January 31, 2004 and 2003, total rent expense amounted to $139,101 and $0, respectively.

        The company has notified the lessor of the building of their intent to purchase the building under the lease agreement. The company is actively pursuing financing at this time.

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES [Continued]

        Minimum future rental payments under the lease agreement for the twelve-month periods ended and in aggregate are:

January 31,	Amount
2004	$715,000
2005	802,000
2006	826,000
2007	851,000
2008	71,000

$3,265,000

Services Agreement

        In February 2003, the Company entered into a three-year Services Agreement with XO Communications, Inc. [“XO”]. The agreement calls for XO to provide internet services to the Company and the term of the agreement does not begin until XO has completed installation of the internet connection. The agreement requires the Company to purchase a minimum of $4,600 of services per month with annual minimum purchases of $55,200 for the first year, $110,400 for the second year and $165,600 for the third year. At July 31, 2003, XO had not yet complete installation of the internet connection and no amount has been accrued in the accompanying financial statements for the payments required under this agreement. Company has subsequently cancelled the agreement.

Stock Cancellation and Contingency

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

NOTE 11 — SUBSEQUENT EVENTS

Stock Issuances

        From February 1, 2004, through March 9, 2004, the Company sold 11,798,007 shares of common shares of stock at prices ranging from $.38 to $.47 for aggregate consideration of $4,483,243 to 18 accredited and/or sophisticated investors. As a result of the difference between the market price of the shares and the amount paid for them, the Company will record a stock discount expense of approximately $4,200,000 associated with the issuance of these shares.

Acquisition of Assets

        The Company has entered into negotiations to purchase selected assets of a company for use in its in-flight entertainment system. Assets will be available for sale/use to the airlines.

Lease Agreement

        The Company has entered into a one month aircraft lease for a Gulfstream Aircraft for $36,000 plus expenses. The aircraft is to be used for testing while the DC-9 is being outfitted with the equipment as discussed above.

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

BUSINESS DEVELOPMENT

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

[A Development Stage Company]

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

        Sky Way Aircraft, a division of Sky Way Communications Holding Corp. was formed to utilize now-patented wireless data transmission software technology developed by Mr. Brent Kovar, our President. This technology is a software program for data indexing, which is similar to data compression but which mitigates data loss problems associated with compression. This technology permits faster and less expensive transmission of data, video, voice and audio between the ground and an airplane or other homeland security related ground locations than using traditional, non-indexed data transmission mechanisms. This is because indexed data takes up less transmission space, and thus travels faster and costs less to transmit than non-indexed data transmission. The technology is licensed to us under an irrevocable, perpetual exclusive worldwide license agreement, however the Company intends to purchase the technology under note 9 above.

        We are currently in the process of testing our technology in the transmission of data between the ground and airplanes. We have demonstrated that video and internet connection data can be transmitted between the ground and airplanes using our technology. We are in the process of additional testing to refine these communication links. We are also in the process of developing our homeland security applications. In support of this effort, in January of 2004, we procured a DC-9 to continue with testing of our technology. The plane is currently being outfitted with the equipment necessary to demonstrate our technology. It is expected that the plane will be available for continued testing of our services at the end of the second quarter of 2004 (calendar).

        We currently have no customers, although we have signed a contract to provide services to Southeast Airlines. All of our products and services are in the development stage and will require additional testing. In addition, we need to develop our infrastructure and secure agreements with a number of third party service providers in order to commence operations.

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY

[A Development Stage Company]

Results of Operations

We had the following expenses for the following periods:

Three months ended January 31, 2003 vs. three months ended January 31, 2004

        General and administrative expenses for the three months ended January 31, 2004 totaled $5,149,913 and included consulting fees, payroll, rent and legal fees. Selling expenses for the three months ended January 31, 2004 totaled $150,422, included advertising. Research and Development expenses for the three months ended January 31, 2004 totaled $229,410 and included rental costs for equipment and testing. Interest expense was $2,220.

        General and administrative expenses for the three months ended January 31, 2003 totaled $32,970 and included office expenses, travel and legal fees. We had no selling expenses. Research and Development expenses for the three months ended January 31, 2003 totaled $107,965 and included personnel costs for research and development and rental costs for equipment and testing. We had no interest expense.

        All increases in expenses were the result of our merger with Sky Way Aircraft, Inc. and the fact that Sky Way Aircraft had minimal operations during the three months ended January 31, 2003.

Nine months ended January 31, 2003 vs. nine months ended January 31, 2004

        General and administrative expenses for the nine months ended January 31, 2004 totaled $ 10,499,657 and included consulting fees, payroll, rent and legal fees. Selling expenses for the nine months ended January 31, 2004 totaled $ 230,071, included advertising. Research and Development expenses for the nine months ended January 31, 2004 totaled $ 758,457 and included rental costs for equipment and testing. Interest expense was $ 9,559.

        General and administrative expenses for the nine months ended January 31, 2003 totaled $ 79,481 and included office expenses, travel and legal fees. We had no selling expenses. Research and Development expenses for the nine months ended January 31, 2003 totaled $270,413 and included personnel costs for research and development and rental costs for equipment and testing. We had no interest expense.

        All increases in expenses were the result of our merger with Sky Way Aircraft, Inc. and the fact that Sky Way Aircraft had minimal operations during the nine months ended January 31, 2003.

Future Plans

        We plan to accomplish the following in the future. We need additional funds to finance our business development in the next 12 months, as set forth below, but we are not committed to make any of these expenditures. We have no source of these funds identified. We hope to be able to raise additional funds from an offering of our stock or other investment options available to us in the future. However, this stock offering may not occur, or if it occurs, may not raise the desired funding. If we fail to secure adequate funds to accomplish the objectives outlined below, we will be able to conduct only limited operations. However, we believe that if we secure the required funding on a timely basis, we can accomplish these objectives within the projected time frames.

EVENT OR MILESTONE	TIME FRAME FOR IMPLEMENTATION	METHOD OF ACHIEVEMENT	ESTIMATED COST [Low/High]
Lease, activate and upgrade tower network

Identify, test and upgrade equipment in aircraft

Build out and equip operations center

Complete research and testing of aircraft network

Hire additional employees to operate network	January 31, 2004 - December 31, 2004 January 31, 2004 - December 31, 2004 January 31, 2004 - June 30, 2004 January 31, 2004 - July 31, 2004 January 31, 2004 - December 31, 2004	Contact owners and complete
negotiations; conduct site
survey

Identify airlines, execute
agreement, secure
installation service

Construct and test all
operations

Continue research and testing

		Interview and hire	$600,000-$850,000 $500,000-$650,000 $300,000-$550,000 $250,000-$500,000 $500,000-$650,000

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY

[A Development Stage Company]

Future Plans — [Continued]

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

Liquidity and Capital Resources

        From our inception on April 24, 2002 to January 31, 2004, we incurred operating losses of approximately $14,600,000 (approximately $10,000,000 of this loss was from non-cash stock based compensation expense) and at January 31, 2004 we had a net working capital deficit of approximately $904,000. Net cash used in operating activities for the period from April 24, 2002 to January 31, 2004 was approximately $4,396,000. Net cash used from investing activities for equipment and an aircraft, after borrowings of $1,500,000 secured by the aircraft, was approximately $1,756,000. We funded these needs through the sale of common stock and advances from related parties that were converted to common stock which have provided us approximately $7,900,000, and other related party advances of approximately $117,500.

        As a result of the above, as of January 31, 2004, we had a cash position of approximately $1,535,000.

         Between February 1, 2004 and March 9, 2004, we raised an additional approximate $4,500,000 from the sale of common stock. During February 2004, the Company verbally agreed, and made a deposit of $1,000,000, to purchase certain Intellectual Property from SWG. This acquisition provides the Company with all rights to certain patented technology previously under SWG ownership. The license agreements with SWG will be cancelled upon completion of the purchase. Because the nature of the transaction is with a related entity, SWG and Company have agreed to obtain a third party valuation to determine the final purchase price that will be due at closing.

        As a result of the above, and after paying other operating items and funding additional equipment purchases during the period, as of March 9, 2004 we had approximately $3,700,000 of cash on hand.

        We believe our cash resources are sufficient to satisfy our cash requirements over the next 5 months based upon our current rate of expenses. We will need to secure a minimum of $3,000,000 more to satisfy requirements for our full 12 months of operations, but we also will need an additional minimum of $5,000,000 to finance our planned expansion, which funds will be used for product development, capital procurement and personnel. In order to become profitable we may still need to secure additional debt or equity funding. We have no source of funding identified. Our failure to secure additional funds would impair and delay our ability to implement our business plan.

        During the current quarter, the company signed a loan agreement for the procurement of a DC-9 to use to for research and development. The cost of the DC-9 and incremental items for the installation of the equipment and upgrade of the cabin facilities is $2,100,000. Of this amount, $1,500,000 was funded with a six month promissory note from the United Bank and Trust Company with interest based upon the Bank Prime Rate plus 0.5%. The loan is guaranteed by the President of the Company, two other shareholders of the Company and a company controlled by one of the shareholders. In connection with the guarantee of the loan by one of our shareholders, a company related to this guarantor-shareholder is listed as the co-owner of the asset. This co-ownership is only effective for the period of the guarantee. We have voting control of all matters related to the aircraft. See Exhibit 10.2.

        We may experience problems, delays, expenses, and difficulties sometimes encountered by an enterprise in our stage of development, many of which are beyond our control. These include, but are not limited to, unanticipated problems relating to the development of the system, production and marketing problems, additional costs and expenses that may exceed current estimates, and competition.

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY

[A Development Stage Company]

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

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY

[A Development Stage Company]

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Changes in Securities

In January 2004, the Company issued 5,000,000 shares of common stock to three consultants for future services pursuant to consulting agreements valued at $950,000. In addition, the Company issued warrants to purchase 10,000,000 shares of common stock for services rendered. Consultants are currently performing:

a.	strategic, financial and other general corporate consulting services, including: (1) identifying strategic partners and strategic alliances, (2) planning, strategizing and negotiating with potential strategic business partners; (3) assisting with business development; (4) reporting as to developments concerning the industry which may be relevant or of interest or concern to the company; (5) developing strategic planning issues; (6) providing management consulting services including analyzing historical operational performance, reviewing operational performance of the company, making recommendations to enhance the operational efficiency of the company; and (7) consulting on alternatives to enhance the growth of the company.

b.	financial and general corporate consulting services as related to aircraft and airline business opportunities including: (1) provide industry contacts, vendors, investors and business partnerships and assist in the development of long-term relationship with entities within the airline industry, (2) planning, strategizing and negotiating with airline related businesses and maintain issues of interest or concern for the company, (3) provide contact with appropriate government agencies (FAA) and (4) assist with coordination and recommendations for aircraft improvements and upgrades.

        In addition, during the 3 month period ending January 31, 2004, we sold 16,271,669 shares of common stock at prices ranging from $.127 to $.38 for aggregate consideration of $1,474,000 to 36 accredited and/or sophisticated investors.

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

Item 3. Defaults upon Senior Securities.

NONE

Item 4. Submission of Matters to a Vote of Security Holders.

NONE

Item 5. Other Information.

NONE

SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY

[A Development Stage Company]

Item 6. Exhibits and Reports on Form 8-K

10.1 10.2 31.1 31.2 32.1 32.2	Employment Agreement with Mr. Lough

Loan Agreement

 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, Richard Lough

 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, James Kent

 Section 1350 Certification, Richard Lough

Section 1350 Certification, James Kent

8-K Reports

8-K   Current report, items 4 and 7    2003-12-15

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skyway Communications Holding Corp.

By /s/ Richard Lough Richard Lough, Chief Financial Officer By /s/ James Kent James Kent, Chief Executive Officer

Date: March 15, 2004