Form 10KSB
period 2004-04-30
SKYWAY COMMUNICATIONS HOLDING CORP
filed 2004-07-30
CIK 1128723

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

                      For Fiscal Year Ended April 30, 2004

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

                                  727.535.8211
                (Registrant's telephone no., including area code)
                                       N/A
(Former name, former address and former fiscal year, if changed since last report)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common
Stock, $0.0001 par value

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

Revenues for year ended April 30, 2004: $51,005

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of July 1, 2004, was: $84,819,000

Number of shares of the registrant's common stock outstanding as of July 28, 2004 was: 140,453,386

Transfer Agent as of July 1, 2004:           Island Stock Transfer
                                             100 First Ave. South
                                             St. Petersburg, Florida 33701

PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

BUSINESS

The Network

We are developing a high speed ground to ground to air in-flight aircraft communication network. The principal components of this network are:

        o Patented technology which is designed to provide high-speed data communications from the ground to air in-flight aircraft will be installed in each radio located on both the aircraft and at each tower site.

We entered into a Purchase Agreement dated as of February 20, 2004, by and between us, Sky Way Global, LLC, a Nevada Limited Liability Company, an
affiliate of which Mr. Brent Kovar and Ms. Joy Kovar are principals, and Brent
Kovar, under which we acquired all rights, title and interest to United States patent number 6,587,887, granted July 1, 2003, and entitled "Digital data transmission utilizing vector coordinates within a hyperbola model." This technology is essentially a software program for data indexing, which is similar to data compression but which mitigates data loss problems associated with compression. This technology is designed to permit faster and less expensive transmission of data, video, voice and audio between the ground and an airplanes or other homeland security related ground locations than using traditional, non-indexed data transmission mechanisms. The reason for this is because indexed data takes up less transmission space, and thus travels faster and costs less to transmit than non-indexed data transmission.

        o A center for monitoring and controlling ground to ground to air in-flight aircraft communication and providing secure data storage to archive and store data transmitted over our network.

Three monitoring rooms have been completed and are currently in operation. Two of these rooms allow the capacity to monitor up to 100 commercial or private aircraft simultaneously as well as 50 ground locations. The third monitoring room is used for network, tower security, tower site environmental monitoring and control. These monitoring rooms are sufficient to support both Southeast and
Executive Charter agreements we currently have in place.

We have completed the essential infrastructure improvements for our secure data storage room. The main center flooring, HVAC, fire suppression, power distribution, and security systems have been installed.

We have modular backup generation systems consisting of 3 - 600 KW generators. A new utility service was installed to double the electrical capacity of the facility as well as a main electrical service transfer system has been completed.

To complete the computer center, we need to install the computers and related equipment and develop and integrate related software necessary for the services.
We anticipate this will cost approximately $3,000,000. Once we receive necessary funding, we anticipate it will take approximately six (6) months to complete.
However, because of the limited number of aircraft in the Southeast Airlines fleet, we believe we have the necessary equipment to support this contract. The computer center equipment and related software can be installed and operational in the second calendar quarter of 2005.

        o A network of towers to provide ground to air in-flight aircraft communication.

In December, 2003 we were granted a Special Temporary Authorization license by the FCC to conduct testing and operations from 136 tower sites located throughout the U.S., Hawaii, Alaska and the U.S. Virgin Islands within the frequencies for air to ground communications used by the previous owners of the network. The Special Temporary Authorization license is for the total 136 locations and extends through November 30, 2004.

The Special Temporary Authorization can be extended for three additional six month periods. We believe that as long as we continue to make progress in developing our tower network, the FCC will continue to extend our Special
Temporary Authorization. In order to secure a Permanent License, we need to demonstrate a number of factors to the FCC, the primary of which we believe is the ability of the towers to communicate with airborne aircraft. When these
Permanent License are secured, we will have regulatory approval to operate one of only two air to ground land-based networks in the country.

Of the 136 towers granted a Special Temporary Authorization license, 33 sites have been reactivated and are capable of broadcasting a signal. However, all transmittal equipment will need to be replaced before we can transmit information. The approximate cost per tower is $150,000 and a recurring cost of approximately $3,000 - $5,000, depending upon the size of the bandwidth. We anticipate that we will commence installing the equipment on approximately 28 of the 33 towers necessary to support the Southeast Airlines contract in the fourth quarter of calendar 2004 and that the installation will be completed in the second calendar quarter of 2005. We will not commence these activities on the remaining towers until we need the towers to support customer contracts.

SkyWay engineers have performed engineering surveys at a total of 95 sites, including the 33 sites that have been reactivated, of the 136 towers granted the
FCC license to determine the level of repair and the ability to operate the site. In addition, they have identified the equipment and services necessary to reactivate the towers to the broadcast level. We need to continue to complete our engineering studies and make any necessary repairs. We anticipate that completing the additional surveys will take approximately three (3) additional months and cost approximately $100,000. We will not commence repair activities until the towers are needed to support customer contracts.

In addition to the engineering surveys it is important for us to secure leases for these towers. We currently have 60 leases signed, including the 28 sites necessary for the Southeast Airlines contract.

        o Radios, computer servers and related equipment installed and to be installed in aircraft to receive and transmit signals.

A critical component of our system is the radio responsible for transmitting signals through out the system. Currently we are evaluating and testing several radios to determine their capability and performance standards. The testing covers areas of performance, speed, flexibility in varying environments and load factors. We anticipate we can complete this testing in the next three to four months at an estimated cost of $150,000 to $200,000.

The family of SkyWay servers, including the media server, the security server and the management server, is another major component of our system. These servers are used to distribute and manage information through out the aircraft, as follows:

        o the Media Server distributes entertainment content consisting of on demand movies/video and audio, infomercials and sponsor supported advertising and commercials.
        o the Security Server works in conjunction with the surveillance cameras installed on the plane. Its main function is to collect the images from the cameras for transmission to the ground towers. Images will ultimately be sent to the SkyWay monitoring facility in Clearwater
          Florida.
        o the Management Server coordinates and distributes signals from the other servers as well as the wireless access points and cells to connect passengers personal cell phones to the system's radio that then transmits the information to the land based tower network.

Before we can install any of this equipment on a commercial aircraft, we need FAA approval. We are in the process of preparing applications to the FAA. We anticipate the application will be submitted in the fourth calendar quarter 2004 and will take at least six months to process.

        o Video equipment to be installed in the aircraft.

In the event that the aircraft does not have an existing video monitor system,
SkyWay can install its FAA approved Hydra-Trac system which is an overhead drop-down monitoring system. Depending on customer requirements and the configuration of the aircraft, this system can be installed in the overhead baggage bins or in the center aisle of the aircraft.

        o Landline communications between the towers, our data center and customer locations.

We have agreements with various telephony service providers to utilize their land-based networks to maintain secure communications between the towers, our facilities, including the data center, and customer locations.

        o An FAA approved repair station, distribution facility, aircraft engineering and document control.

We have secured a lease agreement for a 73,000 square foot facility in
Grapevine, Texas to provide these services. The leasehold improvements include a
$250,000 upgrade of the office space and repair facility. We are scheduled to take occupancy of this facility Sept 1, 2004. To support this facility, we recently purchased from Transdigital Communications certain equipment and documents which are being delivered to the Grapevine, TX facility in preparation of utilizing their server products and services in the maintenance and engineering support of the aircraft repair facility providing services to the major airlines located there.

Services

We believe our network will support applications providing the following services:

        o Real-time in-flight video surveillance and monitoring,

This will allow the SkyWay staff located in our Clearwater facility to monitor, in real time, all activity on an aircraft whether the aircraft is on the ground or in the air. The system allows up to 16 cameras to installation on or inside the aircraft . The installation is a combination of seen and hidden locations. A security server is also required to collect for transmitting the images to the ground-based network. All monitored information is archived and available for retrieval for up to 10 years depending on customer requirements. The cameras we intend to utilize are FAA approved.

        o High-speed wireless internet access,

A passenger will be able to access the internet in real time, through the use of wireless technology while traveling in an airborne aircraft. The passenger will need a lap-top computer equipped with a wireless card either permanently installed or as an add-on accessory. The plane will be equipped with two small blade antennas, a wireless access point, management server and radio to transmit the signals to the ground based network. We will apply for FAA approval of this equipment at the same time we submit applications for the other parts of our network that need FAA approval.

        o Use of personal cell phones,

Use of the passenger's personal cell phone is made possible through the installation of a small transmitting unit called a PICO-cell. The PICO-cell serves as a mini-cell tower to transmit the cell phone signal from the plane to the ground. There are several manufactures presently engaged in the Pico-cell technology. These manufacturers are currently applying for FAA approval and it is expected to be approved by the FAA for in-flight use with in the next six to twelve months.

        o Advanced in-flight entertainment including audio/video on demand,

Passengers will have access to over 400 movies stored on the plane as well as a large selection of audio content. To enable us to allow for public viewing of the movies stored on the plane, we will need to secure licenses for this content. At the present time, we have not commenced any action to secure the necessary licenses. We anticipate that we will be able to secure all necessary content licenses by the second calendar quarter of 2005 or provide this service through a third party who has the appropriate license for public rentals.

        o Flight management avionics data link for aircraft maintenance support and archiving of aircraft data. This connection will also permit us to capture, record and store, all information from the flight data recorder, commonly called the "black box," in real-time. We will archive this information at the company's monitoring center located in
          Clearwater Florida if requested by customer(s). The archived information will be made available to the airlines, FAA and other government agencies.

We need to complete certain software development for this function to be operational. We anticipate that we will be able to complete the required development at minimal cost by the second calendar quarter of 2005.

        o Air Filtration System monitoring consists of a series of small monitors strategically installed throughout the air system on the plane or other facility. The monitors are continuously monitoring the air for biological, radiological and chemical contaminants.

We will apply for FAA approval of this equipment at the same time we submit applications for the other parts of our services that need FAA approval. We believe it may take approximately 12 months after submission to secure this approval.

        o In-flight medical assistance allowing real-time video and audio communication between a land-based emergency room doctor and the patient/passenger. Also patient/passenger vital signs can be transmitted to the doctor.

This will be part of our in-flight camera system.

Testing

We acquired a DC9-15 aircraft in the first calendar quarter of 2004 to be used for airborne research and development and for marketing demonstrations of the high-speed network and applications. The retrofitted airplane, which included final airborne testing and FAA certification of the changes, was completed on
July 27, 2004 and is scheduled to return to Clearwater/St. Petersburg Airport.
In addition to testing our own network, equipment and applications, we will also use the aircraft to assist with the integration of equipment and applications from other manufacturers, although we do not currently have any contracts, agreements or commitments to do so.

Revenue Generation

We anticipate generating revenue from our network in the following ways:

        o Advertising. Sales of advertising to be displayed on aircraft monitors. This will consist of 30 and 60 second commercials, 7 to 12 minute infomercials, limited banner ads to be displayed on the screens of passengers' lap-top computer and other electronic devices, and advertisers "fixed logo imprint" on items associated with the system such as headset imprinting.
        o Internet access. On some airlines, we anticipate that we will be able to generate revenues from an individual per passenger charge to access the Internet. If the carrier chooses to give access at no cost to their passengers, the opening webpage will be made available for corporate sponsorship to generate the revenue.
        o Flight Management Avionics. The airframe, electronic and engines are monitored for performance during flight. This information will be made available to the manufacturers of the respective equipment for a charge. The charge will vary depending on the type, amount and frequency of data requested.
        o Cell Phone. In-flight telephone service or through personal cell telephone calls.
        o Movies on-demand
        o Video teleconferencing
        o Emergency medical assistance
        o Surveillance and monitoring of cabin and cargo areas

We also anticipate generating revenues from repair and distribution at our
Grapevine, TX facility.

Customers

We currently have two customers for our network services, Southeast Airlines and
Executive Charter Services. Although we have had several discussions with other major airlines, at this time we have no contracts, commitments or agreements with any other airline or any other customers for our network or related services.

We currently have one customer, Continental Airlines, for our other products, a media server.

Southeast Airlines Contract

In September 2003, we signed an in-flight system contract with Southeast
Airlines for a wide variety of in-flight services. Under the contract, Southeast
Airlines shall receive, on a reoccurring basis, a percentage of the revenue generated by advertising and in-flight service usage of the our services.

Terms of the contract call for the installation of the upgraded SkyWay in-flight system on the fleet of Southeast Airlines which include eight (8) MD-80 and DC-9 aircraft. It also includes all newly purchased aircraft, as approved by
Southeast Airlines management.

Due to the FAA approval necessary to provide wireless connectivity inside an aircraft, we will only be able to supply minimal services, such as a single movie for the entire airplane and a map showing aircraft position and related statistics. We believe we will be able to supply these services no later than the second calendar quarter 2005. If, prior to the initial installation in
Southeast equipment, the FAA approves the use of wireless capabilities within an aircraft the Company will install the equipment to allow this which would provide a more robust service than described above.

As soon as the FAA approval for the network components is received and the components are installed, we will be able to provide Southeast Airlines with all the services described above.

Under the revenue sharing provisions of the contract, advertising charges are based on the number of passengers multiplied by industry standard captive audience ratios for internet banners, fixed monitor commercials and audio commercials. Telephone usage will be billed per minute, on-demand video/audio played on passenger's laptop charges are expected to range from $1.95 to $9.95.

Because of expected advertising revenue, Internet use will be free of charge to every passenger with their own Wi-Fi 802.11B or G equipped laptop. Passengers with their own laptop can expect broadband type speeds, will have available to them, over 400 on-demand video selections ranging from Hollywood's newest releases to continued education instructional videos, audio selections ranging from books to

music. It is planned that the security cameras, both seen and unseen, will be monitored in real time from SkyWay's monitoring center located in Clearwater
Florida.

To date, we have not commenced installation of any of our network components on
Southeast Airlines aircraft.

Executive Charter Contract

The Executive Charter contract calls for the installation of the management server, radio, media server, pico-cell and antennas on three (3) corporate aircraft. This system will allow for Internet access, audio/video on demand and cell phone use. We expect to complete this installation in second calendar quarter of 2005. The parties are negotiating the price for this service.

Other Product

The current version of the Media Server is a digital cabin communication device that performs many passenger information services during a flight. It is a video sever capable of storing forty-eight hours of digitally compressed visual information, a world map database and flight information on a single hard disk drive.

The Media Server is connected to the aircraft's Flight Management Computer. This provides the Media Server with latitude/longitude, air speed, altitude and time to destination information. This information, when interfaced with flight program scripts, provides automated program sequence of visual entertainment including aircraft positioning and time to destination during the flight.
Continental Airlines has downloaded their multi language safety announcements to the Media Server. The correct languages presented on these safety instructions are determined by the individual flight script. Each Continental Airline flight has a custom program script. Continental Airlines also includes text over video of important safety instructions for the hearing impaired.

Future Homeland Security Applications

We also intend to utilize our ground network linking the tower sites to our
Clearwater network center and other locations to provide the foundation and solutions for select Homeland Security issues. These include the transmission and recording of real-time video surveillance coverage, security applications within local, regional and national airports, surveillance and monitoring networks for seaports, dams, nuclear power plants, gas and oil facilities, and shipping containers.

We currently have no customers for any homeland security application.

Other Services

SkyWay Wireless

We currently offer wireless service to approximately 30 customers in Pinellas and Hillsborough counties, Florida. We are currently working to upgrade the existing Wireless Network to provide a back-up for our future land-based communication network in these areas.

Marketing

All of our marketing efforts are currently being conducted by our officers and directors. We contemplate establishing an in-house sales force in the future, but we have not developed any plans as to how we would develop this sales force.

We also have a non-exclusive Sales and Marketing Agreement with Titan
Corporation to market our products to the federal, state and local governments.
A separate commission structure shall be agreed to for each product or project.

Research and Development

Research and development from inception to April 30, 2004 totaled approximately
$2,000,000.

Competition

The wireless data transmission industry is highly competitive. We believe that the principal competitive factors affecting our business will be pricing levels, clear pricing policies, customer service, and to a lesser extent the variety of services offered. Our ability to compete effectively will depend upon our continued ability to maintain high quality, market-driven services at prices generally equal to or below those charged by our competitors. To maintain our competitive posture, we believe that we must be in a position to reduce our prices in order to meet reductions in rates, if any, by others. Any such reductions could reduce our revenues. Many of our current and potential competitors have financial, personnel and other resources, including brand name recognition, substantially greater than ours, as well as other competitive advantages over us.

Connexion by Boeing and Tenzing currently offer similar products and services to the airlines but are satellite based and more expensive. Other providers such as
Verizon have started offering telephone services to the airlines. In addition, their technology is more limited in its throughput than ours and does not currently allow for a full range of services that can be provided by utilizing our network. However, these competitors have long-standing relationships with potential customers that we lack.

In the homeland security area, we will compete with other land based and wireless transmission providers. Many large and small telecommunications and related companies currently provide this service. However, we believe our data indexing technology provides for less bandwidth utilization which we believe will allow us to provide services at a lower cost than these competitors.

Government Regulation

We are subject to FCC and FAA regulation in the areas described above.

Employees

As of April 30, 2004, we employed a total of 40 full time and 3 part time employees, as follows:

  Position                     Total Employees          Part Time Employees
  Officers                           3
  Managers                           4
  Sales                              3
  Financial                          2
  Research and Development           12                        1
  Marketing                          5
  Administrative                     11                        2
        Total Employees              40                        3
                                     ==                        ==

Our employees are not represented by a labor union. We believe that our relations with our employees are good.

Risk Factors

In filing specific SEC documentation, in regards to the company's current and future progress, SkyWay is extremely limited to explain, put into specific details, major milestone events or other items that could have the most impact on the company's progress. The following impact statements are provided to allow all investors and prospective investors, an accurate view of the company in a very broad cautionary sense in order to describe the future of the company based upon the failure to reach any of these milestones. While all of these statements have been addressed to appropriate levels of customer and agency interest, we believe that we are progressing in a satisfactory manner against the Company goals for which the specific details of that progress can not be discussed at this time due to not being complete at this time.

The following risk factors are used to provide a small window of each milestone and while they appear to be negative in nature as they are only explaining in that sense of the worst case scenario of what could happen. As a reader can see by the previous articles explained in Part I Description of Business, SkyWay is making great progress in all areas of our business plan. Our growth is certainly tied to the influx of investments and we are pursuing all avenues to ensure adequate funding is available. As you review the information below, we strongly suggest that you consider the positive accomplishments with those areas that, by law, we are required to point out to you that could effect your investment and our path to success.

Our poor financial condition raises substantial doubt about our ability to continue as a going concern. You will be unable to determine whether we will ever become profitable.

From our inception on April 24, 2002 to April 30, 2004, we incurred operating losses of approximately ($23,000,000) and at April 30, 2004 we had a net working capital deficit of approximately $2,200,000. In addition, as of April 30, 2004, we had only approximately $1,700,000 of current cash available. However, during the period May 1, 2004 through July 28, 2004 we used our available cash to fund operating items and additional equipment purchases. As a result, we do not have sufficient cash to satisfy our cash requirements over the next month.

We will need to secure a minimum of $2,000,000 to satisfy such requirements for the next 9 months, but we need an additional minimum of $5,000,000 to finance our planned expansion in the next 12 months, which funds will be used for product development, airborne and tower testing, data and monitoring center build out and personnel costs including salaries and benefits. In order to become profitable we may still need to secure additional debt or equity funding.

We hope to be able to raise funds from an offering of our stock. However, we may not raise any funds from an offering. We have no source of funding identified at this time. Our failure to raise funds in the future will impair and delay our ability to implement our business plan.

Because our ability to continue as a going concern is in doubt and we have no definitive plan in place that is capable of removing the threat to the continuation of our business, we may not be able to continue operations in the future.

Our ability to continue as a going concern is dependent on our ability to raise funds to implement our planned development; however we may not be able to raise sufficient funds to do so. Our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months. We have no definitive plan in place that is capable of removing the threat to the continuation of our business but are pursuing all avenues of identifying investment opportunities. Our poor financial condition could inhibit our ability to achieve our business plan, because we are currently operating at a substantial loss with no significant operating history and revenues, an investor cannot determine if we can remain in business or will ever become profitable.

If we do not obtain rights to the ground stations, equipment and towers, we will not be able to implement our business plan.

We must secure rights, which include tower licenses, facility leases, and utility hookups, to the ground stations, towers and related equipment necessary for the transmission of data over our network. If we do not obtain rights to the ground stations, equipment and towers, we will not be able to implement our business plan. Of the 136 tower sites in the system, we will have to negotiate separate agreements with approximately 125 separate owners. We currently have tower leases in place for 60 towers. We cannot predict, when, if ever, we will acquire the remainder of these rights however we have contacted approximately
90% of the site owners and have found a high level of interest in their continued participation in rebuilding of the tower network.

Because we only have a temporary FCC license for transmission of data between the ground and airplanes, if the temporary license is not renewed or if we do not secure a permanent license, we may not be able to implement our business plan.

The network that previously used the tower network we anticipate using operated in the private frequency band of 850MHz to 859MHz range. The previous users' FCC license has expired and we are in the process of applying for this license. In
December, 2003 we were granted a Special Temporary Authorization license by the
FCC to conduct testing and operations from 136 tower sites locations throughout the U.S., Hawaii, Alaska and the U.S. Virgin Islands within the frequencies for air to ground communications used by the previous owners of the network. The
Special Temporary Authorization license is for the total 136 locations extend through November 30, 2004.

The Special Temporary Authorization can be extended for three additional six month periods. We believe that as long as we continue to make progress in developing our tower network, the FCC will continue to extend our Special
Temporary Authorization. In order to secure a Permanent License, we need to demonstrate a number of factors to the FCC, the primary of which we believe is the ability of the towers to communicate with airborne aircraft. If the temporary license is not renewed or if we do not secure a permanent license, we may not be able to implement our business plan.

If commercial aircraft previously outfitted with signal receiving equipment is removed or if we are unable to secure new installations in additional aircraft, including Southeast Airlines and Executive Charter, which will also require additional FCC approval, we may not be able to implement our business plan.

There is certain equipment related to the network installed in approximately
1,700 commercial and 800 corporate airplanes that is used to send and receive ground signals in the aircraft. In order to implement our business plan, we need the majority of this equipment to stay in place. This equipment is owned by the aircraft owners and could be removed at considerable expense. In addition, in order to implement our business plan, we will have to acquire comparable equipment and enter into agreements with aircraft owners to have this equipment installed. Although we believe we can acquire additional equipment to be installed in aircraft in the future, we have not entered into any negotiations to acquire this equipment. We have agreements with Continental, Airlines,
Southeast Airlines and Executive Charter to install our equipment. Currently we are installing, under a Purchase Order, our equipment on Continental aircraft.
We cannot predict, when, if ever, we will acquire this equipment for Southeast and Executive, however, we are predicting that these installations will commence during 1st and 2nd quarter 2005.

In addition, we will require further certifications or approvals from the FAA for new equipment to be installed on these airplanes in the future.

If we do not complete our operations center, including our planned secure data storage facility, we will not be able to implement our business plan.

An operations center, under development and anticipated to be completed in the second calendar quarter of 2005, pending receipt of financing, is located in
Clearwater, Florida and will be designed to provide 24 hour monitoring, recording and network management needed for the network and will meet the current needs of support for the Southeast and Executive Charter contract. The operations center will provide all the facilities, fiber lines, and support services needed to meet the surveillance, monitoring and operational requirements for a nationwide network. We cannot implement our business plan if we do not complete our planned operations center.

Because our wireless communication technology has not been accepted by the public as an acceptable form of communication with aircraft, we face significant barriers to acceptance of our services.

Our business involves the use of wireless technology to communicate with aircraft. The use of wireless broadband technology using our indexing technology is relatively new form of a solution which to provide these types of services.
Traditionally, these communications are done much as traditional cell phone technology, which lacks our broadband and indexing technology. Potential customers may perceive these traditional methods of communication as being more reliable than our newer technology. Accordingly, while other forms of technology may be more expensive and limited in capacity, we face significant barriers to overcome the consumer preferences of traditional technology for the type of services that we offer.

Because the wireless communication industry is subject to rapid technological change, our technology could become outdated, which could reduce our revenues.

The traditional wireless communications industry is subject to rapid technological change. The use of wireless broadband technology using our indexing technology could become outdated. Unless continued research and development are maintained, our licensed technology is able to be changed or modified to keep up with developments in the industry, customers could switch to alternative technologies and our revenues could be reduced.

We will depend on relationships with the airline industry and applicable government agencies. If we cannot develop these relationships, we will not be profitable and you may lose your entire investment.

Our manage has spent the previous 12 month meeting with various airlines
(regional and major) and industry trade groups and has established relationships within the airline industry. Development and distribution of our services will be highly dependent on establishing relationships with aviation/aerospace product and service providers as well as airlines, air charter companies, government agencies and corporate flight departments specific to our business plan. The airline industry's current financial condition has caused airlines and related service providers to postpone, and in some cases, cancel new technology investments. The aftermath of September 11, 2001 has had a negative effect on the airline industry's financial condition. Our operations may never become profitable if we cannot establish and maintain the necessary relationships to distribute our services.

Our vulnerability to security breaches, glitches and other computer failures could harm ability to develop and retain our customer base, which could reduce our revenues.

We are a wireless communications service provider. The secure transmission of confidential information over public networks is a critical element of our operations. A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in our operations.
If we are unable to prevent unauthorized access to our users' information and transactions, our customer relationships will be harmed. Although we intend to implement a private network using industry-standard security measures, these measures may not prevent future security breaches. Heavy stress placed on our systems could cause systems failures or operation of our systems at unacceptably low speeds. These operational problems could reduce our revenues.

Because many of our competitors have financial, personnel and other resources, including brand name recognition, substantially greater than ours, we may not be able to compete effectively, which could reduce our revenues.

The wireless data transmission industry is highly competitive. Many of our current and potential competitors have financial, personnel and other resources, including brand name recognition, substantially greater than ours, as well as other competitive advantages over us. This could reduce our revenues. However we have been developing industry alliances with major industry leaders in telephony, manufacturing, security and other segments that should strengthen our business opportunities.

Day-to-day management decisions are made by Brent Kovar, president and James

Kent, CEO and CFO. If we lose the services of Mr. Kovar or Mr. Kent, development of our business plan may be slower than anticipated.

The success of our business is dependent upon the expertise of Brent Kovar, president and James Kent, CEO and CFO, who will continue to control our day-to-day business affairs after this offering. Because Brent Kovar, president and James Kent, CEO and CFO are essential to our operations, you must rely on their management decisions. We have entered into any agreement with them that would prevent them from leaving us. As a result, the loss of any of these individual's services could reduce our revenues.

Our management has significant control over stockholder matters, which may affect the ability of minority stockholders to influence our activities.

Collectively, our officers and directors on a fully diluted basis beneficially will own voting rights to 65.3% of our outstanding voting stock. As such, our officers and directors control the outcome of all matters submitted to a vote by the holders of our voting stock, including the election of our directors, amendments to our certificate of incorporation and approval of significant corporate transactions. Additionally, our officers and directors could delay, deter or prevent a change in our control that might be beneficial to our other stockholders.

We are authorized to issue preferred stock which, if issued, may reduce the market price of the common stock.

Our directors are authorized by our articles of incorporation to issue up to
10,000,000 shares of preferred stock without the consent of our shareholders.
There are currently 1,000,000 shares of Series A Convertible Preferred Stock -
convertible into 100,000,000 shares of common stock; 1,000,000 shares of Series
B Convertible Preferred Stock - convertible into 200,000,000 shares of common stock; 2,812,000 shares of Class C Convertible Preferred Stock - convertible into 28,120,000 shares of common stock; and 85,000 shares of Class D Convertible
Preferred Stock - convertible into 8,500,000 shares of common stock, outstanding. Our preferred stock outstanding, and additional preferred stock if issued, does and may rank senior to common stock with respect to payment of dividends and amounts received by shareholders upon liquidation, dissolution or winding up. Our directors will set such preferences. The issuance of such preferred shares and the preferences given the preferred shares do not need the approval of our shareholders. The existence of rights, which are senior to common stock, may reduce the price of our common shares. We do not have any plans to issue any additional shares of preferred stock at this time.

Certain Florida corporation law provisions could prevent a potential takeover of us which could adversely affect the market price of our common stock or deprive you of a premium over the market price.

We are incorporated in the State of Florida. Certain provisions of Florida corporation law could adversely affect the market price of our common stock.
Because Florida corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us. Florida corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidates nominated by our board of directors.

FORWARD-LOOKING STATEMENTS

The statements contained in this report that are not historical fact are forward-looking statements that which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will,"
"should," or "anticipates" or the negative thereof or other variations, thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We have made the forward-looking statements with management's best estimates prepared in good faith.

Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are effected by significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize and unanticipated events and circumstances may occur subsequent to the date of this prospectus.

These forward-looking statements are based on current expectations, and we will not update this information other than required by law. Therefore, the actual experience of SkyWay, and results achieved during the period covered by any particular projections and other forward-looking statements should not be regarded as a representation by SkyWay, or any other person, that we will realize these estimates and projections, and actual results may vary materially.
We cannot assure you that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.
Section 27A(b)(1)(C) of the Securities Act and Section 21E(b)(1)(C) provide that the safe harbor for forward looking statements does not apply to statements made by companies such as ours that issue penny stock.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive and administrative offices are located at 6021 - 142nd
Avenue North, Clearwater, FL 33760. Our phone number is 727.535.8211.

In January 2003, we signed an Escrow Agreement with ECI Telecom, Inc. and Klein
& Heuchan to rent office space located at 6021 142nd Ave. North, Clearwater,
Florida for the month of February 2003 while a long-term lease was finalized.
The agreement called for us to deposit $105,000 with Klein & Heuchan and for rent of $16,000 to accrue for February. In March 2003, we signed an Extension of
Escrow Agreement with ECI Telecom and Klein & Heuchan to provide for us to continue to occupy the rented office space through April 30, 2003. In May 2003, we signed a Lease Agreement with ECI Telecom to replace the escrow agreements.
The lease provides for a five-year term beginning February 1, 2003 and the lease is renewable for one additional five-year term. The lease requires payments of;

                 Months              Monthly Payment
                  1-4                   $0
                  5-11                  $46,367
                   12                   $0
                  13-24                 $65,020
                  25-36                 $66,971
                  37-48                 $68,980
                  49-60                 $71,050

We will pay additional expenses for upkeep of the building. The lease contains a
$92,500 security deposit. We paid $15,000 required under the lease in order for us to have the option to purchase the leased office space for $4,750,000 by
August 1, 2003 or $4,900,000 by November 1, 2003. The lease is guaranteed by Sky
Way Global, LLC, an entity under common control. This space is approximately
80,000 on 7+ acres and is sufficient for us for our current operations. We are the only tenants in the facility at this time.

We have notified the lessor of the building of our intent to purchase the building and deposited $200,000 under the terms of the lease agreement. We are actively pursuing financing at this time.

We are actively upgrading our Clearwater facility to meet the expected needs of the business in the future. During the current year, an external tower has been installed at our facilities at the cost of approximately $168,000 and is available for testing with our DC-9. The data center is being outfitted to support our needs with approximately $150,000 of additional spending to be incurred for it to be available for all of our services. We have completed our initial monitoring centers during the fiscal year and they are available for use. The facility is in position to support a gradual installation and support of our existing airline contracts. Should the company obtain a contract from a large national carrier, additional build out of the facility will be required.

In Dallas, Texas we lease approximately 1,500 square feet on a month to month lease for $4,000 per month from Grapevine Executive Suites. The facilities includes a Repair Station, Lab and five (5) offices and will be used until the
Grapevine facility is available, which is expected in September 2004.

In June 2004, we entered into a lease for warehouse, repair center and office space in Grapevine, Texas with 73,000 square feet. The lease term is 90 months commencing September 2004, with a 5-year renewal option. The lease requires monthly base rent and operating expense payments. Base monthly rent amounts will range as follows:

                 Months              Monthly Payment
                  1-6                     $0
                  7-18                    $13,617
                  19-30                   $16,643
                  31-60                   $19,064
                  61-90                   $21,182

Monthly operating expense payments are estimated to be $8,290. The lease also requires a security deposit of $88,454 and that the base rent through month 18 will be paid in advance, in two installments, due July 2004 and August 2004 in the amount of $81,702.

In Brea, California we lease approximately 2,400 square feet on a month to month lease for $1,000 per month from Global Aviation. It is expected we will be out of the facility by August 31, 2004.

ITEM 3. LEGAL PROCEEDINGS

A claim for monies owed in the amount of $126,501.15 for telecommunications usage services, $44,523.58 for termination charges, plus interest, costs and attorneys fees was filed against our subsidiary by XO Communications Inc. in the
United States District Court for the Eastern District of Virginia in 2004. The
lawsuit relates to a communications agreement with XO to provide us telecommunications services including critical rights to specific locations for use in our network build out. Due to XO's inability to provide the building rights for the specified locations and other breaches, we terminated our agreement. XO subsequently filed suit against our subsidiary. Management believes the suit is without merit and intends to defend the action. The lawsuit is in discovery.

A claim for monies owed in the amount of $77,207.00 plus interests, costs, attorneys fees and related amounts was filed against us and Transdigital
Communications Corporation by The Living Earth, Inc. in the United States
District Court, District of Montana in 2004. The lawsuit relates to amounts claimed to be owed to Plaintiff by Transdigital that Plaintiff contends were assumed by us incident to our purchase of various assets formerly owned by
Transdigital. We are attempting to negotiate a settlement of this matter.

agreement. XO subsequently filed suit against the company. The management of the
Company believes the suit is without merit. The lawsuit is in discovery.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None as of April 30, 2004

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On July 1, 2004, there were 126 shareholders of record of our common stock, including 68,946,481 held in street name for which we have no accurate information as to the actual number of beneficial shareholders of record. Our common stock currently available for trading on the NASDAQ OTC Electronic
Bulletin Board under the symbol "SWYC."

High and Low Sales Prices for each quarter within the last two fiscal years.*

                                          Low               High
     YEAR ENDED APRIL 30, 2004
        First Quarter                   $  .08            $  .87
        Second Quarter                  $  .12            $  .35
        Third Quarter                   $  .16            $  .67
        Fourth Quarter                  $  .57            $ 1.78

     YEAR ENDED APRIL 30, 2003
        First Quarter                   $  .01            $  .03
        Second Quarter                  $  .01            $  .06
        Third Quarter                   $  .01            $  .01
        Fourth Quarter                  $  .01            $  .12

* The quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

Convertible Preferred Stock

There are 1,000,000 shares of Class A preferred stock outstanding. Each share of
Series A preferred stock is convertible, at the option of the Series A preferred holder, into one hundred shares of our common stock. The Class A preferred stock has an aggregate stated value of $15,000,000. We have the right to redeem the
Series A preferred stock within the first year of closing of the merger with Sky
Way Aircraft for the stated value plus 5%. Also, each share of Series A preferred stock shall have that number of votes on all matters that is equal to the number of shares of Series A preferred stock are then convertible and shall have a liquidation preference equal to the stated value plus one percent per annum from the date of issuance.

There are 1,000,000 shares of Class B preferred stock outstanding. The Class B referred stock has an aggregate stated value of $15,000,000. Each share of
Series B Preferred Stock is automatically convertible into two hundred shares of our common stock, if and only if, from the issuance date to the third year anniversary of the issuance date one of the following events occurs:

        o The Corporation shall complete a Qualified Public Offering in the aggregate amount of $25,000,000. Qualified Public Offering shall mean the first public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offering and sale of common stock for our account in which the aggregate gross proceeds received by us equals or exceeds $35 million before deduction of underwriters' commissions and expenses and the public offering price equals or exceeds $7.50 per share of common stock.
        o During any period of thirty consecutive trading days, the average closing price per share of the common stock, as reported on a national securities exchange, the NASDAQ NMS or Small Cap Market, or the OTC
          Bulletin Board, equals or exceeds $4.00, or
        o The Corporation launches its product and services. Product and services shall mean each of the following: (i) a homeland defense security product which provides real time monitoring of (x)airplane systems, mechanical or otherwise, (y) cockpit recordings and other recording traditionally found on the black box, and (z) the cabin and cockpit areas via 16 cameras; and (ii) in-flight entertainment product which would provide, amongst others, in flight phone and Wi-Fi service that utilizes our technology. Launch shall mean each of the following events have occurred: (i) the execution of definitive agreements with three nationally recognized airlines to provide its products and services; (ii) to have an operational network capable of providing its products and services throughout the United States; and (iii) an operational ground base data center.

If the above requirements are not met by the end of the three year period, then the Series B Preferred Stock shall be canceled and returned to treasury. The
Series B Preferred Stock has similar voting and redemption rights as the Series
A Preferred Stock. At this time, the holders of the Series B Preferred Stock are not able to convert their shares into our common stock and there is no assurance that the requirements will be met at a later date.

Our Series C Preferred Stock consists of 2,812,000 authorized shares. The
Holders shall have the right in its sole and absolute discretion to convert
2,812,000 shares of Convertible Preferred Stock - Series C issued by the
Corporation into 28,120,000 common shares on a one (1) share for ten (10) shares basis upon the occurrence of the Corporation signing an additional contracts for installation of its system with a second airline or general aviation company or any combination thereof.

The Shares shall be convertible at any time, in whole or in part, at any time for a period commencing on the date of a Conversion Event and ending on December
31, 2013. No additional consideration is payable upon conversion.

The Shares shall be forfeited to Corporation for no consideration if a
Conversion Event is not completed prior to December 31, 2013. The Shares shall have a preference over holders of Common Stock of the Corporation upon liquidation equal to its par value. The shares have no voting rights and pay no dividends.

Our Series D Convertible Preferred Stock consists of 85,000 authorized shares.
The Holders shall have the right in their sole and absolute discretion to convert 85,000 shares of Convertible Preferred Stock - Series D into 8,500,000 common shares of Corporation (the "Equity") upon a one share for one hundred share basis upon the occurrence of the conversion of shares of Class A Preferred
Stock into common stock. The Series D stock has liquidation rights to $.001 per share, subordinate to Classes A, B and C preferred. It has no voting or dividend rights.

Anti-dilution provisions

In connection with the closing of the merger, we agreed that in the event from the date of closing of the merger and for three years thereafter, we issue common stock or preferred stock pursuant to, or in connection with, a capital raise or financing in the aggregate amount of up to $1,000,000, our common stockholders on the date of the closing date of the merger are entitled to the issuance of additional shares, on a pro rata basis, equal to the number of shares of common stock or preferred stock issued in connection with the financing. Under these provisions, approximately 9,193,212 additional shares of common stock would have to be issued; however, management currently does not intend to issue these shares.

Warrants

We have the following Warrants outstanding:

                            Date     Exercise Priced  Number of   Warrants   Warrants Outanding  Expiration
Warrant Name               Issued         Ranges       Warrants   Exercised    as of 4/30/04        Date

M Farkas                  07/01/03      $ .10-$1.00    6,000,000  1,666,667      4,333,333        06/30/08
B. Baker                  07/01/03         $0.20       4,000,000  4,000,000              0        06/30/08
Dupont Trust              09/24/03      $.35-$1.50    10,000,000          0     10,000,000        10/31/05
F. Giffon                 01/08/04      $.15-$1.15     5,000,000  2,000,000      3,000,000        01/08/08
B. Baker                  01/08/04      $.15-$1.15     5,000,000  1,421,705      3,578,295        01/08/08
Merriman, Currhan Ford       ***            $0.60        100,000          0        100,000        06/01/05
                                                      30,100,000  9,088,372     21,011,628
                                                      ==========  =========     ==========

Options

There are 728,333 shares of common stock to be issued under various stock option programs as of July 1, 2004, which are summarized below

                                                                    Options
                  Date      Exercise    Number of     Options     Outstanding as
Option Name     Granted      Price       Options     Exercised      of 7/1/04                   Expiration Date
B. Kovar        06/20/03     $0.19       210,000         0           210,000       One third expiring on the following dates:
                                                                                         6/20/07, 6/20/08, and 6/20/09
J. Kent         06/20/03     $0.19       210,000         0           210,000       One third expiring on the following dates:
                                                                                         6/20/07, 6/20/08, and 6/20/09
A. Pellegrini   07/01/04     $0.68       100,000         0           100,000                        07/01/05
R. Lough        11/03/03     $0.16       208,333         0           208,333                        11/03/07
                                         728,333         0           728,333
                                         =======       =====         =======

Penny Stock Considerations

Because our shares trade at less than $5.00 per share, they are "penny stocks"
as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or
$300,000 together with his or her spouse is considered an accredited investor.
In addition, under the penny stock regulations the broker-dealer is required to:

        o Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange
          Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;
        o Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
        o Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and
        o Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Dividends

We do not anticipate paying dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

From February 1, 2004 through April 30, 2004, the Company sold 13,697,912 shares of common stock to 19 individuals and entities at prices of $.125-$.48 per share for cash of $4,484,628.

From November 1, 2003 through January 31, 2004, the Company sold 31,316,289 shares of common stock to 7 individuals and companies at prices of $.127-$.20 per share for cash of $4,534,900.

From August 1, 2003 through October 31, 2003, the Company sold 7,105,964 shares of common stock to 12 individuals and companies at prices of $.04-$.25 per share for cash of $1,147,341

From May 1, 2003 through July 31, 2003, the Company sold 3,000,000 shares of common stock to 1 individual at a price of $.10 per share for cash of $300,000.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

The following discussion should be read in conjunction with the financial statements for the period ended April 30, 2004 included with this Form 10-KSB.

Information prior to June 21, 2003 (the date of the reverse acquisition) related to our predecessor entity, i-Teleco.com, has been omitted. On April 17, 2003, the Company filed a Certificate of Amendment changing the name of the Company to
SkyWay Communications Holding Corp. ("Skyway Holding"). On June 20, 2003, SWYC
Acquisition Corporation, a Florida corporation and our wholly owned subsidiary, merged, pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of June 19, 2003, with and into Sky Way Aircraft, Inc., a Nevada corporation.

From a legal perspective, Skyway Holding was the surviving company and thus continues its public reporting obligations. However, from an accounting perspective, Sky Way Aircraft is treated as though it acquired Skyway Holding.
Therefore, all financial information presented in this 10-KSB includes Sky Way
Aircraft's standalone results from the period April 24, 2002 (date of incorporation) to June 21, 2003 and the consolidated companies' results from
June 2003 to April 30, 2004.

Certain information included herein contains statements that constitute
"forward-looking statements" containing certain risks and uncertainties. Readers are referred to the cautionary statement at the beginning of this report, which addresses forward-looking statements made by us.

We plan to provide security and other services for the airline industry through applications of our licensed high-speed, broadband wireless communications technology. We have not yet generated any significant revenues from our planned principal operations and are considered a development stage company as defined in Statement of Financial Accounting Standards No.7.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. We have consistently applied these policies in all material respects. At this stage of our development, these policies primarily address matters of expense recognition, in particular the recognition of impairment losses on certain equipment and intellectual property and the estimate of compensation expense related to the issuance of preferred stock, common stock and warrants to purchase common stock. Although we anticipate that revenue recognition issues will become critical in future years, the small amount of revenue that we have earned at this stage minimizes the impact of any judgments regarding revenue recognition. Management does not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

RESULTS OF OPERATIONS FOR THE YEAR ENDED APRIL 30, 2004 VS. THE YEAR ENDED APRIL
30, 2003

We generated our first revenues in December 2003, generating only $51,000 for the year ended April 30, 2004.

During the year ended April 30, 2004 we incurred selling, general and administrative expenses approximating $19,100,000 of which $12,900,000 were non-cash compensation from the value of stock and warrants issued to employees and consultants. These expenses consisted of advertising, consulting fees, payroll, rent and legal fees that allowed us to begin developing our infrastructure and industry contacts. During the year ended April 2003, selling, general and administrative expenses approximated $830,000. The increase of approximately $18,300,000 or 2,200% was the result of significant funding that we raised through the issuance of common stock that allowed us to dedicate resources to our development plans.

We also recorded impairment losses during the fourth quarter 2004 approximating
$1,250,000 as a result of our review of property, equipment and intellectual property. Because we are in the development stage and have incurred significant losses we reviewed our long lived assets and intangibles to determine their recoverability and determined that certain assets were not recoverable. We had no such expenses in 2003.

Our research and development costs related to the development of our networks approximated $1,500,000 during the year ended April 30, 2004. During the year ended April 30, 2003 we incurred approximately $500,000 in research and development costs. The increase of approximately $1,000,000 or 200% was the result of significant funding that we raised through the issuance of common stock that allowed us to dedicate resources to our development plans.

As a result of the above our net loss for the year ended April 30, 2004 was approximately $21,800,000, an increase of approximately $20,500,000 or 1,600%
from our loss in 2003 of approximately $1,300,000.

LIQUIDITY AND CAPITAL RESOURCES

From our inception on April 24, 2002 to April 30, 2004, we incurred operating losses of approximately $23,100,000 (approximately $13,200,000 of this loss was from non-cash stock based compensation expense) and at April 30, 2004 we had a net working capital deficit of approximately $2,200,000. Net cash used in operating activities for the period from April 24, 2002 to April 30, 2004 was approximately $6,900,000. Net cash used from investing activities for equipment and an aircraft upgrades, not including borrowings of $1,500,000 secured by the aircraft, was approximately $4,600,000. We funded these needs primarily through the sale of common stock and advances from related parties that were converted to common stock which have provided us approximately $13,200,000.

As a result of the above, as of April 30, 2004, we had a cash position of approximately $1,700,000.

In May 2004, the Company issued a note receivable in the amount of $325,000 to
Bruce Baker for prepayment of services to the company. The note bears 6%
interest and is due December 31, 2004.

In June 2004, the Company received a loan in the amount of $1,247,000 from Brent
Kovar, President. The loan bears no interest and will be repaid when funds are available.

After paying other operating items and funding additional equipment purchases from May 1, 2004 through July 28, 2004 we currently have no cash on hand.

We do not have any cash available to satisfy our cash requirements over the next month based upon our current rate of expenses. We will need to secure a minimum of $2,000,000 to satisfy requirements for the next 12 months of operations, but we also will need an additional minimum of $5,000,000 to finance our planned expansion, which funds will be used for product development, capital procurement and personnel. In order to become profitable we may still need to secure additional debt or equity funding. We have no source of funding identified. Our failure to secure additional funds would impair and delay our ability to implement our business plan.

We entered into a Purchase Agreement dated as of February 20, 2004, by and between us, Sky Way Global, LLC, a Nevada Limited Liability Company, an
affiliate of which Mr. Brent Kovar and Ms. Joy Kovar are principals, and Brent
Kovar, under which we acquired all right, title and interest to United States patent number 6587887, granted July 1, 2003, and entitled "Digital data transmission utilizing vector coordinates within a hyperbola model." We paid to
Global the sum of $1,000,000 cash, subject to reclassification. The Parties agreed to work in good faith to secure as soon as practical a written valuation of the U.S. Patent from a mutually agreeable, third party, independent, recognized expert with expertise in areas relating to the U.S. Patent and its value. The valuation need only state the value to be in excess of $1,000,000 or not in excess of $1,000,000; provided, however if not in excess of $1,000,000, the expert shall state a specific dollar valuation. The expert must state all reasons for the valuation in detail. If the valuation is less than $1,000,000, the difference shall be reclassified on our books and reported to the IRS and
SEC as compensation to Global and thus Global's affiliates.

In January 2004, we signed a loan agreement for $1,500,000 for the procurement of a DC-9 to use to for research and development. Of this amount, $1,500,000 was funded with a six month promissory note from the United Bank and Trust Company with interest based upon the Bank Prime Rate plus 0.5%. The loan is guaranteed by the President of the Company, two other shareholders of the Company and a company controlled by one of the shareholders. In connection with the guarantee of the loan by one of our shareholders, a company related to this guarantor-shareholder is listed as the co-owner of the asset. This co-ownership is only effective for the period of the guarantee. We have voting control of all matters related to the aircraft. Through April 30, 2004 we have incurred approximately $1,000,000 for equipment and installation of the equipment for the upgrade of the cabin facilities. We estimate we will spend an additional
$100,000 to complete the desired upgrades.

We may experience problems, delays, expenses, and difficulties sometimes encountered by an enterprise in our stage of development, many of which are beyond our control. These include, but are not limited to, unanticipated problems relating to the development of the system, production and marketing problems, additional costs and expenses that may exceed current estimates, and competition.

Contractual Cash Obligations

Our contractual cash obligations are outlined in the table below including our equipment leases, luxury seat lease and office rental obligations. These cash obligations are expected to amount to approximately $69,700 per month for fiscal ended April 30, 2005.

                                             Payments Due by Period
                                                 (in thousands)
                                        Less than 1
Contractual Obligations       Total         year       1-3 years   4-5 years  After 5 years
Facilities Obligation       $ 3,834.4    $  609.1      $ 2,284.8   $  474.5    $  466.0

Other Obligations               963.6       227.8          320.5      175.3       240.0
Total Contractual Cash
Obligations                 $ 4,798.0    $  836.9      $ 2,605.3   $  649.8    $  706.0
                            =========    ========      =========   =========   ========

During the year ended April 30, 2004, the Company has not engaged in:

        o Material off-balance sheet activities, including the use of structured finance or special purpose entities;
        o Trading activities in non-exchange traded contracts; or
        o Transactions with persons or entities that benefit from their non-independent relationship with the Company.

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

EVENT OR MILESTONE                    TIME FRAME FOR IMPLEMENTATION     METHOD OF ACHIEVEMENT          ESTIMATED COST
                                                                                                         [Low/High]
___________________________________    ____________________________     __________________________     _________________
Lease, activate and upgrade tower      May 1, 2004 - April 30, 2005     Contact owners and complete    $600,000-$850,000
network                                                                 negotiations; conduct site
                                                                        survey
___________________________________    ____________________________     __________________________     _________________
Identify, test and upgrade equipment   May 1, 2004 - April 30, 2005     Identify airlines, execute     $500,000-$650,000
in aircraft                                                             agreement, secure
                                                                        installation service
___________________________________    ____________________________     __________________________     _________________
Build out and equip operations center  May 1, 2004 - October 31, 2004   Construct and test all         $300,000-$550,000
                                                                        operations
___________________________________    ____________________________     __________________________     _________________
Complete research and testing of       May 1, 2004 - October 31, 2004   Continue research and testing  $250,000-$500,000
aircraft network
___________________________________    ____________________________     __________________________     _________________
Hire additional employees to operate   May 1, 2004 - April 30, 2005     Interview and hire             $500,000-$650,000
network
___________________________________    ____________________________     __________________________     _________________

We have no sources of financing identified. Even if we identify sources for such financing:

        o Additional financing may not be available on commercially reasonable terms or available at all;
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

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company, together with the reports of independent auditors, are included in this report after the signature pages.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

We engaged PRITCHETT, SILER & HARDY, P.C. ("PSH") as our principal accountant to replace its former principal accountant, Seligson & Giannattasio, LLP ("S&G").
The former accountant was dismissed on September 3, 2003. PSH was appointed on
September 3, 2003. The audit reports issued by PSH only related to the pre-acquisition financial statements of our subsidiary.

On December 2, 2003, we engaged Kingery, Crouse & Hohl, P.A. as our principal accountant to replace our former principal accountant, PSH. The former accountant was dismissed on December 2, 2003.

On July 19, 2004, we engaged Stark Winter Schenkein & Co., LLP ("SWS") as our independent auditors. On July 19, 2004, our former independent auditors, Kingery
Crouse & Hohl, P.A. ("KCH") resigned when, as a result of the resignation of the our then CFO, Richard Lough, its independence became impaired due to the fact that a former employee of KCH, hired by us, is now in an increased financial reporting role with us. Mr. Lough will continue to serve us as a consultant in a transition role. KCH did not provide an audit opinion on the Company's financial statements for either of the last two fiscal years.

All decisions to change accountants were approved by our Board of Directors.

There have been no disagreements between the Company and S&G, PSH or KCH in connection with any services provided to us by each of them for the periods of their engagement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

No accountant's report on the financial statements for the past two years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except such reports did contain a going concern qualification; such financial statements did not contain any adjustments for uncertainties stated therein. In addition, S&G,
PSH and KCH did not advise the Company with regard to any of the following:

        1. That internal controls necessary to develop reliable financial statements did not exist; or

        2. That information has come to their attention, which made them unwilling to rely on management's representations, or unwilling to be associated with the financial statements prepared by management; or

        3. That the scope of the audit should be expanded significantly, or information has come to the accountant's attention that the accountant has concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent audited financial statements, and the issue was not resolved to the accountant's satisfaction prior to its resignation or dismissal.

S&G furnished us with a letter addressed to the United States Securities and
Exchange Commission stating that it agrees with the above statements, which letter was attached as Exhibit 16.1 on Form 8-K filed September 5, 2003.

PCH furnished us with a letter addressed to the United States Securities and
Exchange Commission stating that it agrees with the above statements, which letter was attached as Exhibit 16.1 on Form 8-K filed December 8, 2003.

KCH furnished us with a letter addressed to the United States Securities and
Exchange Commission stating that it agrees with the above statements, which letter was attached as Exhibit 16.1 on Form 8-K filed July 28, 2004.

During the most recent two fiscal years and during any subsequent interim periods preceding the date of each engagement, we have not consulted S&G, PSH of
KCH regarding any matter requiring disclosure under Regulation S-K, Item
304(a)(2).

Item 8A. Controls and Procedures

The Corporation maintains and is currently undertaking actions to improve disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the
Corporation's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses that are not being addressed in the actions currently being taken to improve our disclosure controls and procedures, particularly in areas such as contract, securities sales, expense and press release review and authorization, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this report in that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the current fiscal year. There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers of the Company and its subsidiaries, as of July 28,
2004, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

                         WITH COMPANY
   NAME           AGE        SINCE       DIRECTOR/POSITION

James Kent        66        10/2000      Chief Executive Officer,
                                         Chief Financial Officer
                                         Member of Board

Brent Kovar       38       1/1/2001      President, Board Member

Joy Kovar         69       1/1/2001      VP Corporate Services,
                                         Board Member

Fuad Talib        63       2/1/2004      Board Member

Alan Pellegrini   41       7/1/2004      Board Member

James S. Kent - Commencing in 2000, Mr. Kent was director of business operations for Sky Way Aircraft, Inc., which merged with our wholly-owned subsidiary in

June 2003, at which time he became CEO and Director. He was CFO from June 2003 to October 2003 and became CFO again in July 2004. From 1998 to 1999, Mr. Kent served as director of operations for Satellite Access Systems, Inc., a satellite services corporation. From 1997 to 1998 he served as a senior management consultant with Booz, Allen & Hamilton, a major government contractor and national/ international business consulting firm. From 1980 to 1997, Mr. Kent served in various government contract management positions supporting projects of the Department of Defense, National Security Agency, and Department of the
Navy.

Brent C. Kovar - As president and director of research and development and engineering, Mr. Kovar founded Sky Way Aircraft in 2000, a high speed broadband wireless service company, and has continued as our president and director since our merger in June 2003. From 1996 to 2000, Mr. Kovar served as the executive vice president and director of research and development for Satellite Access
Systems. From 1990 to 1996, Mr. Kovar served in various consulting, management and research and development positions. In 1990, Mr. Kovar founded PC, Ltd., a company that produced specialty-designed remote controlled arm and RF products.
From 1987 to 1989, he was associated with Jacobs Engineering, an engineering company in Pasadena, California. From 1986 to 1987, Mr. Kovar worked with Falcon
Communications as a wireless communications engineer. Mr. Kovar earned a
Bachelor of Science degree from DeVry Institute.

Joy Carson Kovar - VP Corporate Services - Mrs. Kovar started working for Sky
Way Aircraft in 2000 as vice president of corporate services responsible for administrative support, human relations and accounting services, and continued
in that position and became a director upon our merger in June 2003. Her early experience in personnel work was gained during 1957 to 1960 for the Department of Agriculture and later with the Air Force in 1963 and 1964. In 1960, Mrs.
Kovar started Communication Skills Laboratory, in Pasadena, California. She
conducted classes for hundreds of business people. From 1964 to 1993, Mrs. Kovar worked in the field of education. In addition to classroom experience she worked in school administration, including Federal programs for improvement and State of California team for school inspection. From 1993 to 1997 she was a substitute teacher in California. From 1997 to 2000, she was human resources for Satellite
Access Systems, a satellite communications provider. She completed a Bachelor of
Arts at Arizona State University in 1957 and a Masters of Arts in 1978 at
Redlands University, California with post graduate work at UCLA.

Fuad Talib - Mr. Talib was a Professor at Arkansas University for 20 years until his retirement in May of 2002 where he taught Insurance, Personal Finance and
International Marketing . Since that time he has been a Retired Emirates
Associate Professor of Insurance.

Alan Pellegrini - Mr. Pellegrini joined us as director in July 2004. From 2001 to date he has been with Matsushita Avionics Systems Corp., Irvine CA,, a subsidiary of Panasonic Corporation, as Senior Vice President and Board Member.
From 2003 to date, he has been with Panasonic Transportation Systems Company,
New York, a subsidiary of MAS, as President. From 2001 to 2002, he was with
Tenzing Communications, Inc., Seattle WA, as President and COO. From 1998 to
2001, he was with Rockwell Collins, Cedar Rapids Iowa/Pomona CA as Vice
President, Marketing and Sales. From 1992 to 1998, he was with Hughes
Electronics, California, serving with a subsidiary Hughes Avicom Pomona CA from
1996 -1998 as Vice President, Marketing and Sales. He received a Master of
Business Administration 1992, University of Southern California, with Honors; a
Master of Science, Engineering 1987, California State University, Northridge,
with Honors; and a Bachelor of Science, Applied Mathematics 1985, University of
California, Los Angeles.

Our bylaws currently provide for a board of directors comprised of such number as is determined by the Board.

On July 19, 2004 Mr. Richard Lough, who had served as our CFO from November 3,
2003 to July 19, 2004 resigned and Mr. Kent assumed the CFO position.

Family Relationships

Joy Kovar is the mother of Brent Kovar and Brent Kovar is the son of Joy Kovar.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10%
of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on
Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of
Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial
Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended April 30, 2004 all required forms have been filed as of the date of filing of this Form 10K-SB.

ITEM 10. EXECUTIVE COMPENSATION

        The following table sets forth compensation paid to the most highly compensated executive officers for the fiscal years ended April 30, 2003 and
2004.

  Name/                                    Restricted
Position         Year     Salary    Bonus     Stock        Other     Total

James Kent       2004   $ 175,000   $  -    $  371,976    $ 9,488   $  556,464
  CEO            2003   $  12,500   $  -    $        -    $   750   $   13,250

Brent Kovar      2004   $ 150,000   $  -    $1,301,916    $16,482   $1,468,398

  President (1)  2003   $ 150,000   $  -    $        -    $10,656   $  160,656

Joy Kovar (1)    2004   $  80,000   $  -    $   619,960   $ 4,143   $  704,103
  VP Corp        2003   $  80,000   $  -    $         -   $     -   $   80,000
  Services
__________
        Pursuant to the closing of the merger on June 22, 2003 an Employment
Agreement was signed with Mr. Kent and Mr. Kovar. Terms are as follows:

        o Employment Term: 3 years

        o Compensation: Base Salary of $150,000 for Mr. Kovar and $150,000 for
          Mr. Kent, per annum, increased by a minimum ten (10%) percent on the first anniversary of the appointment date and on each anniversary date thereafter during the employment term. The agreement for Mr. Kent was subsequently amended increasing his base salary to $175,000 per annum, effective July 1, 2003.

        o A grant of stock options to purchase 210,000 shares of common stock of that vest as follows: 70,000 on the 1st anniversary of the appointment date; 70,000 on the 2nd anniversary of the appointment date; and
          70,000 on the 3rd anniversary of the appointment date. The option exercise price shall be the closing market price for the common stock on the appointment date which was $.19, and the exercise period will be three years from the vesting date.

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

        o Mr. Kent was also provided a monthly auto allowance of $750 while Mr.
          Kovar was provided the use of a company vehicle, including insurance, with a fair market value proving the IRS Annual Lease Value method of
          $16,482.

(1) We entered into a Purchase Agreement dated as of February 20, 2004, by and between us, Sky Way Global, LLC, a Nevada Limited Liability Company, an
affiliate of which Mr. Brent Kovar and Ms. Joy Kovar are principals, and Brent
Kovar, under which we acquired all right, title and interest to United States patent number 6587887, granted July 1, 2003, and entitled "Digital data transmission utilizing vector coordinates within a hyperbola model." We paid to
Global the sum of $1,000,000 cash, subject to reclassification. The Parties agreed to work in good faith to secure as soon as practical a written valuation of the U.S. Patent from a mutually agreeable, third party, independent, recognized expert with expertise in areas relating to the U.S. Patent and its value. The valuation need only state the value to be in excess of $1,000,000 or not in excess of $1,000,000; provided, however if not in excess of $1,000,000, the expert shall state a specific dollar valuation. The expert must state all reasons for the valuation in detail. If the valuation is less than $1,000,000, the difference shall be reclassified on our books and reported to the IRS and
SEC as compensation to Global and thus Global's affiliates.

No other annual compensation, including a bonus or other form of compensation;
and no long-term compensation, including restricted stock awards, securities underlying options, LTIP payouts, or other form of compensation, were paid to these individuals during this period.

Board Compensation

Members of our Board of Directors do not receive cash compensation for their services as Directors, although some Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings, except as follows:

Mr. Alan Pellegrini entered into a consulting agreement with a minimum of 1 year term starting July 1, 2004 following which either party can terminate agreement with 30 days notification. Mr. Pellegrini shall receive a monthly retainer for services performed in the amount of $8,334 per month, which will be paid within
14 days of receipt of invoice provided he dedicates an average of 2 to 15 hours per week supporting Skyway.

In addition to performing board responsibilities, Mr. Pellegrini shall serve as a consultant with the following areas of focus:

        a. Business Development focused on pursuing and closing business opportunities with airlines, OEMs and others as directed.
        b. Strategy formulation, guidance, and implementation as directed.
        c. Strategic alliance development for product and service delivery.

To compensate Mr. Pellegrini for services rendered, in addition to the monthly retainer above, he shall be awarded a total of 100,000 stock options at $ .68 per share which will vest as of July 1, 2005. The options will expire July 1,
2009.

Mr. Pellegrini will be reimbursed for reasonable expenses incurred on behalf of the company including travel and travel related expenses such as customer entertainment in accordance with company policy.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of July 1, 2004, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and
Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security.
A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

Security Ownership of Beneficial Owners (1):

TITLE OF CLASS    NAME & ADDRESS               SHARES            PERCENT

Common Stock      Michael D. Farkas (2)        13,786,773         9.9%
                  294 South Coconut Lane
                  Miami, Florida 33131

Security Ownership of Management:

TITLE OF CLASS    NAME & ADDRESS                 SHARES          PERCENT

Series A
Preferred Stock     Sky Way Global, LLC (3)       1,000,000 (4)     100%
                    121 6th Street East
                    Tierra Verde, FL 33715

Series B
Preferred Stock     KH-01, Inc. (5)               1,000,000 (6)     100%
                    121 6th Street East
                    Tierra Verde, FL 33715

Series C
Preferred Stock (7) Brent Kovar                     840,000         29.9%
                    Joy Kovar                       400,000         14.2%
                    James Kent                      250,000          8.9%

Series D
Preferred Stock     Sky Way Global, LLC (3)         85,000 (8)      100%
                    121 6th Street East
                    Tierra Verde, FL 33715

Common Stock (9)

James Kent                                          70,000               *
Brent Kovar                                         70,000               *

Fuad Talib                                          50,000               *

Common  and Series A,
B, C and D
Preferred Stock    All directors and named
                   executive officers as a group    190,000 Common       *
                                                 1,000,000 A Preferred  100%
                   (5 persons) (3)(4)(5)(6)(7)(8)(9)
                     (10)                        1,000,000 B Preferred  100%
                                                 1,000,000 C Preferred  100%
                                                 1,000,000 D Preferred  100%

* Less than 1% of the outstanding shares.

(1) This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

(2) Includes 1,130,493 shares held by Atlas Capital Services LLC, 8,565,557 shares held by Atlas Equity Group, Inc., 6000,000 shares held by Atlas Group of
    Companies, 6000,000 shares held by The Atlas Group of Companies LLC, and
    1,253,000 shares held by The Farkas Family Foundation. Michael D. Farkas is the
    principal of these entities. This amount also includes Warrants to acquire
    4,333,333 shares of common stock exercisable in the next 60 days.

(3) Sky Way Global LLC is controlled by Brent Kovar, president and manager, and
    Joy Kovar, secretary, who are beneficial owners of these shares. Joy Kovar is the mother of Brent Kovar. Brent Kovar is the son of Joy Kovar.

(4) Each share of Series A Preferred Stock converts into 100 shares of common stock upon certain conditions and has 100 votes per share. Assuming conversion of the Series A and Series D Preferred Stock and no conversion of any other
    Series of Preferred Stock or exercise of options or warrants, the owners of the
    Series A Preferred Stock would own 44.6% of our voting securities. The Series A shares are currently convertible.

(5) KH-01, Inc. is controlled by Brent Kovar, president and director, and Joy
    Kovar, secretary and director, who are beneficial owners of these shares. Joy
    Kovar is the mother of Brent Kovar. Brent Kovar is the son of Joy Kovar.

(6) Each share of Series B Preferred stock converts into 200 shares of common stock upon certain conditions and has 200 votes per share, whether or not converted. The Series B shares are not currently and may never be eligible for conversion.

(7) Each share of Series C Preferred Stock converts into 10 shares of common stock automatically and for no additional consideration on September 23, 2004.
    The percentage is based solely upon the shares of common stock to be issued upon conversion of Series C Preferred Stock and does not take into account shares of common stock issued and outstanding and assumes no conversion of any other
    Series of Preferred Stock or exercise of options or warrants. Until conversion,

    the Series C Preferred Stock is non-voting. The business address of these individuals is 6021 - 142nd Avenue North. Clearwater, FL 33760.

(8) Each share of Series D Preferred Stock converts into 100 shares of common stock upon certain conditions and has no votes per share.

(9) This represents shares of common stock issuable under options that are exercisable in the next 60 days by these individuals.

(10) Assuming conversion of the Series A, B, C and D Preferred Stock and exercise of all options and warrants, the officers and directors as a group would own 323,860,000 or 65.3% of our voting securities.

Except as set forth above, applicable percentages are based upon 138,571,105 shares of common stock outstanding as of July 15, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. We have not and do not intend in the future to formulate a policy for the resolution of such conflicts.

We entered into a Purchase Agreement dated as of February 20, 2004, by and between us, Sky Way Global, LLC, a Nevada Limited Liability Company, an
affiliate of which Mr. Brent Kovar and Ms. Joy Kovar are principals, and Brent
Kovar, under which we acquired all right, title and interest to United States patent number 6587887, granted July 1, 2003, and entitled "Digital data transmission utilizing vector coordinates within a hyperbola model." We paid to
Global the sum of $1,000,000 cash, subject to reclassification. The Parties agreed to work in good faith to secure as soon as practical a written valuation of the U.S. Patent from a mutually agreeable, third party, independent, recognized expert with expertise in areas relating to the U.S. Patent and its value. The valuation need only state the value to be in excess of $1,000,000 or not in excess of $1,000,000; provided, however if not in excess of $1,000,000, the expert shall state a specific dollar valuation. The expert must state all reasons for the valuation in detail. If the valuation is less than $1,000,000, the difference shall be reclassified on our books and reported to the IRS and
SEC as compensation to Global and thus Global's affiliates.

As of April 30, 2004 and through the current day, the Company provides office space, utilities and administrative support to Glen Kovar, father of the president at no charge. We have valued this at less than $5,000 during fiscal year 2004, based upon the estimated amount of space and time Mr. Kover utilizes.

The Company shares office space with SkyWay Global ("SWG"). In May 2003, due to the reduced operations of SWG, the Company stopped charging rent to SWG but still provides an office, equipment and administrative support for SWG at no cost. During the years ended April 30, 2004 and 2003, respectively, the Company billed SWG $0 and $0 in rent. We have valued this at less than $5,000 during fiscal year 2004, based upon the estimated amount of space and time the principles of SWG utilize.

In January,  the Company  entered into a six-month  financing  agreement  with a financial  institution for the purchase of an airplane.  This loan is guaranteed by three  share-holders of the company.  In July, the financing  arrangement has been extended for an additional six-month period under the same terms.

During the third quarter of 2004, the Company borrowed funds from its President to meet their short-term cash needs. These amounts were advanced without interest and are due on demand. At April 30, 2004 the Company owed the President
$5,078.

On June 2, 2003, the Company entered into an Investment Banking/Advisory
Agreement with Atlas Capital Services for non-exclusive financing services and merger and acquisition services. The company is owned by Michael D Farkas. Upon closing of an acquisition Atlas was to be paid 2,330,493 shares of the Company's common stock for services rendered in connection with the acquisition. Upon completion of a financing, Atlas is to be paid a fee totaling 10% of the financing secured.

In July 2003, the Company issued five-year warrants to Mr. Farkas to purchase
6,000,000 shares of common stock for services valued at $1,050,000 using the
Black-Scholes option pricing model. The warrants were issued to purchase shares of common stock at the following exercise prices: 1,000,000 at $.10 per share,
2,000,000 at $.15, 1,000,000 at $.30 per share, 1,000,000 at $.55 per share,
1,000,000 at $1.00 per share.

Prior to June 19, 2003, SkyWay Global ("SWG") made payments on behalf of the
Company and made cash advances to the Company totaling $1,564,015. The advances bore no interest and were due on demand. On June 19, 2003, the Company converted the amounts owed to SWG into a promissory note. The note bore no interest and was due on demand. On June 21, 2003, the Company issued 1,000,000 shares of its preferred stock to SWG as repayment of the note and advances.

For the period July 2003 through April 30, 2004, the Company received cash and non cash advances totaling $424,895 from SkyWay Global, LLC ("SWG"). Relative to these advances, the Company made cash and non cash repayments totaling $166,026.
The net advance due to SWG at April 30, 2004 is $258,869. The advance bears no interest and is due on demand.

On May 30, 2003, the Company entered into an agreement with its then president,
Jamie Kamlee. Pursuant to the agreement, the Company agreed to issue 500,000 shares of the Company's common stock as a bonus. The shares will be valued at
$.17 per share, the value of the shares on the date of the agreement.

Until the closing of the merger in June of 2003, we shared office space in a building located at 1680 Michigan Avenue, Miami Beach, Florida. The facility was leased pursuant to a month to month lease. The primary tenant is Atlas Equity
Group, Inc. Michael D. Farkas, our principal shareholder is the President and sole shareholder of Atlas Equity Group, Inc. The ultimate landlord is not affiliated with us. No rent is being charged to us.

In connection with the merger, we entered into additional transactions with our management and our beneficial owners. We are not a subsidiary of any parent company. After the merger, we have one wholly-owned subsidiary, Sky Way
Aircraft, Inc.

On April 17, 2003, the Company issued 4,079,148 shares of common stock to
Michael Farkas in exchange for the $20,396 in loans advances and accrued interest outstanding at the time. On the same date, the Company issued 142,170 shares of common stock to Atlas Equity Group in exchange for $711 in promissory notes.

During 2002, the Company obtained notes from a stockholder totaling $6,000. The note incurs interest at the rate of 10% per annum and was due August 13, 2002.
These notes were converted to common stock on April 17, 2003.

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

(4) Instruments defining the rights of holders, including indentures

Articles of Amendment, Preferred Stock Series C and D

(10) Contracts

10.1 Promissory Note with Bruce Baker
10.2 Patent sale agreement

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief
Financial Officer, James Kent

32.1 Section 1350 Certification, James Kent

We filed reports on Form 8K on the following dates in the last quarter of our fiscal year:

Form       Description                            Filing Date
8-K        Current report, items 5 and 7          2004-03-26

8-K        Current report, items 5 and 7          2004-03-26

8-K        Current report, items 5 and 7          2004-03-26

8-K        Current report, items 5 and 7          2004-03-26

8-K        Current report, items 5 and 7          2004-03-26

8-K        Current report, items 5 and 7          2004-03-26

8-K        Current report, items 5 and 7          2004-03-26

8-K        Current report, items 5 and 7          2004-03-26

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended April 30, 2004 and April 30, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

(i)      Audit Fees

                                      2003             2004

Kingery, Crouse & Hohl                  $0           $34,039

Pritchett, Siler & Hardy             $22,758              $0

Stark, Winter, Schenkein & Co           $0           $15,000

(ii)     Audit Related Fees

            None

(iii)    Tax Fees

            None

(iv)     All Other Fees

            None

TOTAL FEES

                                       2003             2004

Kingery, Crouse & Hohl                   $0           $34,039

Pritchett, Siler & Hardy              $22,758              $0

Stark, Winter, Schenkein & Co            $0           $15,000

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2004 or 2003.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT
SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors.
These services may include audit services, audit-related services, and tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's
Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                       SKYWAY COMMUNICATIONS HOLDING CORP.

    Title                 Name           Date         Signature

Principal Executive,
Accounting
And Financial             James Kent     7-29-2004    /s/James Kent
Officer

Pursuant to the requirements of the Securities Act of 1933, this Registration
Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE              NAME                 TITLE                DATE

/s/Brent C. Kovar      Brent C. Kovar       Director            7-29-2004
/s/Joy Kovar           Joy Kovar            Director            7-29-2004
/s/Fuad Talib          Fuad Talib           Director            7-29-2004
/s/Alan Pellegrini     Alan Pellegrini      Director            7-29-2004
/s/James Kent          James Kent           Director            7-29-2004

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          (A Development Stage Company)

                 Consolidated Financial Statements as of and for
                              various periods ended
                            April 30, 2004 and 2003,
                        and Independent Auditors' Report

TABLE OF CONTENTS

                                                                Page

Independent Auditors' Report                                     41-42

Consolidated Financial Statements:

Balance Sheet as of April 30, 2004.                              43-44

Statements of Operations for the years ended April 30, 2004      45
and 2003 and for the period April 24, 2002 (date of
inception) through April 30, 2004.

Statements of Stockholders' Equity (Deficit) for the             46
years ended April 30, 2004 and 2003 and for the period
April 24, 2002 (date of inception) through April 30, 2004.

Statements of Cash Flows for the year ended April 30, 2004       48
and 2003 and for the period April 24, 2002 (date of
inception) through April 30,2004.

Notes to Financial Statements                                    50-66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Skyway Communications Holding Corp. and Subsidiary

We have audited the accompanying consolidated balance sheet of Skyway
Communications Holding Corp. as of April 30, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skyway Communications Holding
Corp. as of April 30, 2004, and results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered a loss from operations and has a working capital deficit. These factors raise substantial
doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stark Winter Schenkein & Co., LLP

Denver, Colorado
July 29, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Skyway Communications Holding Corp. and Subsidiary:

We have audited the accompanying statements of operations, stockholders'
(deficit) and cash flows of Sky Way Aircraft, Inc. for the year ended April 30,
2003 and for the period from inception on April 24, 2002 through April 30, 2003.
These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company
Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Sky Way
Aircraft Inc. [a development stage company] for the year ended April 30, 2003 and for the period from inception on April 24, 2002 through April 30, 2003, in conformity with generally accepted accounting principles in the United States of
America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, has current liabilities in excess of current assets, has suffered recurring net losses and has a stockholders' deficit as of April 30, 2003. These factors raise substantial doubt about the ability of the Company to continue as a going concern.
Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Pritchett, Siler & Hardy, P.C.

July 18, 2003
Salt Lake City, Utah

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONSOLIDATED BALANCE SHEET AS OF APRIL 30, 2004
________________________________________________________________________________

ASSETS

  Cash                                                $   1,698,427
  Accounts receivable, net                                    8,979
  Employee advance                                           27,524
  Prepaid expense                                           112,527
  Receivable due from related party                          10,833
  Other receivable                                           11,906
         Total Current Assets                             1,870,196

PROPERTY AND EQUIPMENT, net                                 906,543

OTHER ASSETS:
  Property and equipment in progress                      3,776,249
  Deposits and other                                        419,660
         Total Other Assets                               4,195,909

TOTAL                                                 $   6,972,648
                                                      ==============

                                                                  Continued

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          (A Development Stage Company)

           CONSOLIDATED BALANCE SHEET AS OF APRIL 30, 2004 (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                  $     862,335
    Accrued payroll                                         119,378
    Accrued interest                                         14,279
    Due to SkyWay Global                                    258,869
    Due to related party                                      5,078
    Sales tax payable                                       116,827
    Notes payable                                         1,528,600
    Deferred rent                                           173,880
    Other accrued expenses                                  991,984
           Total Current Liabilities                      4,071,230
    Total Liabilities                                     4,071,230

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value, 10,000,000
  shares authorized:
  Series A convertible preferred stock,
     1,000,000 shares issued and outstanding                    100
  Series B convertible preferred stock,
     1,000,000 shares issued and outstanding                    100
  Series C convertible preferred stock,
     2,812,000 shares issued and outstanding                    281
  Series D convertible preferred stock,
     85,000 shares issued and outstanding                         9

Common stock, $.0001 par value, 2,500,000,000
   shares authorized, 135,408,537 shares issued
   and outstanding                                           13,541
Subscription Receivable                                  (1,040,000)
Warrant Receivable                                          (10,923)
Deferred Stock Compensation                              (1,411,942)
Capital in excess of par value                           28,450,265
Deficit accumulated during the development stage        (23,100,013)
       Total Stockholders' Equity                         2,901,418

TOTAL                                                 $   6,972,648
                                                      ==============

________________________________________________________________________________

See notes to consolidated financial statements.

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
____________________________________________________________________________________

                                                                       For the period
                                                                       April 24, 2002
                                          For the year   For the year     (date of
                                           ended April    ended April   inception) to
                                            30, 2004       30, 2003    April 30, 2004

REVENUES                                 $     51,004   $         -    $     51,004

EXPENSES:
  Selling                                     319,170         8,022         327,192
  Selling- stock based compensation         5,033,992             -       5,033,992
  General and administrative                5,859,808       821,843       6,681,651
  General and administrative - stock
    based compensation                      7,875,241             -       7,800,641
  Impairment of technology rights           1,023,800             -       1,023,800
  Impairment of property and equipment        235,750             -         235,750
  Research and development                  1,494,263       473,355       1,967,618
      Total expenses                       21,842,024     1,303,220      23,150,644

LOSS BEFORE OTHER INCOME (EXPENSE)        (21,791,020)   (1,303,220)    (23,099,640)

OTHER INCOME (EXPENSE):
  Rental Income - Related Party                     -        26,927          26,927
  Interest Expense                            (27,300)            -         (27,300)
      Total Other Income (Expense)            (27,300)       26,927            (373)

LOSS BEFORE INCOME TAXES                  (21,818,320)   (1,276,293)    (23,100,013)

INCOME TAX EXPENSE (BENEFIT)                        -             -               -

NET LOSS                                 $(21,818,320)  $(1,276,293)   $(23,100,013)
                                         =============  ============   =============

NET LOSS PER SHARE - Basic and diluted   $       (.26)  $      (.10)
                                         =============  ============

Weighted average number of shares
outstanding                                84,829,400    13,354,534
                                         =============  ============

____________________________________________________________________________________

See notes to consolidated financial statements.

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
__________________________________________________________________________________________________________________________________________________________________

                                                                                                                   Deficit      Deferred Stock
                                                                                                                 Accumulated     Compensation,
                                                    Preferred                                       Additional    During the      Warrant and
                                                      Stock                     Common Stock         Paid-in     Development     Subscription
                                             Shares       Par Value         Shares      Par Value    Capital        Stage         Receivable         Total
Balances, April 24, 2002 (date of
  incorporation)                                    -     $       -                -    $      -    $         -   $         -     $      -        $          -

Proceeds from issuance of stock
     at $0.00054 per share                          -             -       13,887,000      13,887         (6,387)            -            -               7,500
Net loss                                            -             -                -           -              -        (5,400)           -              (5,400)

Balances, April 30, 2002                            -             -       13,887,000      13,887         (6,387)       (5,400)           -               2,100

Cancellation of common stock                        -             -       (3,888,360)     (3,888)         3,888             -            -                   -
Issuance of common stock                            -             -            1,360           1         23,799             -            -              23,800
Net loss                                            -             -                -           -              -    (1,276,293)           -          (1,276,293)

Balances, April 30, 2003                     -      -             -       10,000,000      10,000         21,300    (1,281,693)           -          (1,250,393)

Issuance of common stock in exchange for
   net liabilities in a recapitalization            -                     46,819,507       4,682       (165,977)     -             -                  (161,295)
Issuance of Class A preferred stock for
   cancellation of debt                     1,000,000           100                -           -      1,563,915      -             -                 1,564,015
Issuance of Class B preferred stock for
   cancellation of common shares            1,000,000           100      (10,000,000)    (10,000)         9,900      -             -                         -
Issuance of common stock for cash
   At $0.04 - $0.10 per share                       -             -        6,105,964         611        446,731      -             -                   447,342
   At $0.13 - $0.18 per share                       -             -       33,946,289       3,395      4,806,480      -             -                 4,809,875
   At $0.25 per share                               -             -        4,000,000         400        999,600      -             -                 1,000,000
   At $0.38 per share                               -             -       11,025,895       1,103      4,188,550      -             -                 4,189,653
   At $0.48 per share                               -             -           42,017           4         19,996      -             -                    20,000

                                                                    Continued

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          (A Development Stage Company)

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - Continued

                                                                                                                   Deficit      Deferred Stock
                                                                                                                 Accumulated     Compensation,
                                                    Preferred                                      Additional    During the      Warrant and
                                                      Stock                Common Stock             Paid-in     Development     Subscription
                                             Shares       Par Value     Shares      Par Value       Capital        Stage         Receivable         Total

Issuance of common stock for services:
   At $0.09 per share on May 30, 2003                                     500,000          50          44,950                                      45,000
   At $0.09 per share on June 20, 2003                                  2,000,000         200         379,800                                     380,000
   At $0.19 per share on June 21, 2003                                  2,680,493         268         442,526                                     442,794
   At $0.19 per share on January 8, 2004                                5,000,000         500         949,500                                     950,000
   At $0.26 per share on September 8, 2003                             12,000,000       1,200       3,118,800                    (3,120,000)            -
   At $0.28 per share on July 1, 2003                                   2,150,000         215         629,785                                     630,000
   At $0.36 per share on July 3, 2003                                      50,000           5          17,995                                      18,000
Issuance of warrants for services
   exercisable into 30,100,000 shares of
   common stock                                                                                     3,548,000                                   3,548,000
Issuance of common stock upon exercise
   of warrants:
   At $0.10 per share cash                                              1,000,000         100          99,900                                     100,000
   At $0.15 per share cash                                                666,667          67          99,933                                     100,000
   At $0.15 per share cash                                              1,000,000         100         149,900                                     150,000
   At $0.15 per share cash                                              1,000,000         100         149,900                                     150,000
   At $0.30 per share cash                                              1,000,000         100         299,900                                     300,000
   At $0.30 per share cash                                                421,705          42         126,470                                     126,512
   At $0.20 per share cash                                              1,323,980         132         264,664                                     264,796
   At $0.20 per share services                                          2,676,020         267         534,937                       (10,923)      524,281
Issuance of Class C preferred stock for
   Services                                 2,812,000           281                                 4,385,319                    (4,385,600)            -
Issuance of Class D preferred stock
   For services                                85,000             9                                 1,317,491                    (1,317,500)            -
Amortization of deferred stock
   compensation/subscription receivable                                                                                           6,371,158     6,371,158
Net loss                                                                                                        (21,818,320)                  (21,818,320)
                                            =========     =========   ============   =========    ============  ============    ===========  =============
Balances, April 30, 2004                    4,897,000     $     490  $135,408,537    $ 13,541     $28,450,265  $(23,100,013)   $(2,462,865)     2,901,418
                                            =========     =========   ============   =========    ============  ============    ===========  =============

__________________________________________________________________________________________________________________________________________________________________

See notes to consolidated financial statements.

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
________________________________________________________________________________________________

                                                                                For the period
                                                                                April 24, 2002
                                                    For the        For the        (date of
                                                  year ended      year ended    incorporation)
                                                   April 30,       April 30,     to April 30,
                                                     2004            2003            2004

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $ (21,818,320)  $  (1,276,293)  $ (23,100,013)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation                                        104,626          20,876        125,502
  Impairment of technology rights                   1,023,800               -      1,023,800
  Impairment of property and equipment                235,750               -        235,750
  Loss on sale of property and equipment               23,602               -         23,602
  Provision for bad debts                                 500               -            500
  Non-cash services rendered for stock and
   warrants                                        12,909,233               -     12,914,633
  Non-cash other                                            -         296,303        296,303
  Changes in assets and liabilities:
  (Increase)/Decrease in:
     Accounts Receivable                               (9,479)              -         (9,479)
     Employee Advances, net                           (25,574)         (2,000)       (27,574)
     Prepaid Expenses                                (104,214)         (8,313)      (112,527)
     Receivable Due From Related Party, net           (10,833)              -        (10,833)
     Other Receivable                                 (11,906)              -        (11,906)
     Deposit and Other                               (303,360)        (92,500)      (395,860)
  Increase/(Decrease) in:
     Accounts Payable                                 616,923          91,069        707,992
     Accrued Payroll                                   74,685          44,693        119,378
     Accrued Interest                                  14,279               -         14,279
     Sales Tax Payable                                116,827               -        116,827
     Deferred Rent                                    173,880               -        173,880
     Other Accrued Expenses                           991,984               -        991,984
NET CASH USED IN OPERATING ACTIVITIES              (5,997,597)       (926,165)    (6,923,762)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payment for technology rights                 (1,000,000)              -     (1,000,000)
     Payments for property and equipment in
      progress                                     (2,276,249)              -     (2,276,249)
     Proceeds from sale of property and
      equipment                                        36,000               -         36,000
     Payments for property and equipment             (981,562)       (345,837)    (1,327,399)
NET CASH USED IN INVESTING ACTIVITIES              (4,221,811)       (345,837)    (4,567,648)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances from related party converted to
      preferred stock                                 247,069       1,290,221      1,564,015
     Advances from related parties, net               263,947               -        263,947
     Proceeds from issuance of common stock        10,466,870               -     10,466,870
     Proceeds from exercise of stock warrants       1,191,308               -      1,191,308
     Payments on installment note                    (250,000)              -       (250,000)
     Payments of stock offering costs                  (2,100)        (17,478)       (46,303)
NET CASH PROVIDED BY FINANCING ACTIVITIES          11,917,094       1,272,743     13,189,837

NET INCREASE IN CASH                                1,697,686             741      1,698,427
CASH AT BEGINNING OF PERIOD                               741               -              -
CASH AT END OF PERIOD                           $   1,698,427   $         741   $  1,698,427
                                                ==============  ==============  =============

See notes to consolidated financial statements.                    Continued

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                          For the period
                                                                                          April 24, 2002
                                                            For the          For the         (date of
                                                           year ended       year ended     incorporation)
                                                            April 30,        April 30,      to April 30,
                                                              2004             2003           2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION - Interest paid                             $   13,021     $         -    $   13,021
                                                           ===========    ============   ===========

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the period from inception on April 24, 2002 through April 30, 2004:

On January 16, 2004, the Company signed a promissory note in the amount of
$1,500,000 with United Bank and Trust for a used Boeing DC-9, which is currently classified as "property and equipment in progress" in the accompanying balance sheet.

In June 2003, Parent acquired Subsidiary pursuant to an Amended and Restated
Agreement and Plan of Merger which has been accounted for as a recapitalization of Subsidiary in a manner similar to a reverse purchase [See Note 1].
Immediately prior to the recapitalization of Subsidiary, Parent had no assets and $161,295 of liabilities ($132,695 in accounts payable and $28,600 in notes payable) and 46,819,507 shares of common stock outstanding. An additional
2,680,493 shares of common stock were issued as finder's fees in the transaction.

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

See notes to consolidated financial statements.

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                           (Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

        SkyWay Communications Holding Corp. ("Parent"), formerly known as
i-TeleCo.com Inc. and Mastertel Communications Corp., was organized under the laws of the State of Florida on December 16, 1998. In April 2003, Parent changed its name to SkyWay Communications Holding Corp.

        On May 30, 2003, Parent and Sky Way Aircraft Inc. ("Subsidiary") entered into an Agreement and Plan of Merger. On June 19, 2003, Parent and Subsidiary
entered into an Amended and Restated Agreement and Plan of Merger (which closed on June 21, 2003) whereby Parent agreed to acquire 100% of Subsidiary in a stock for stock exchange. The agreement called for Parent to issue 1,000,000 shares of
Series B convertible preferred stock to the former shareholders of Subsidiary for 100% of the outstanding shares of Subsidiary's common stock and for Parent to issue 1,000,000 shares of Series A convertible preferred stock to the holder of $1,564,015 in debt of the Subsidiary. Voting control of the Company passed to the former shareholders of Subsidiary. The Company has accounted for the acquisition as a recapitalization of Subsidiary in a manner similar to a reverse purchase. Accordingly, the equity transactions have been restated to reflect the recapitalization of Subsidiary and the operations of Parent prior to the date of acquisition have been eliminated. At the date of acquisition the Parent had no assets and $161,295 in liabilities. The financial statements reflect the operations of Subsidiary from its inception. Prior to the recapitalization of
Subsidiary, Parent had 46,819,507 shares of common stock previously outstanding.
An additional 2,680,493 shares of common stock were issued as finder's fees in the transaction.

        All references to the number of shares and par value in the accompanying consolidated financial statements have been adjusted for all periods presented to reflect the recapitalization of Subsidiary and to reflect a 1.8516-for-1 forward stock split that Subsidiary affected on March 11, 2003 (See Note 6).

        SkyWay Communications Holding Corp. and Subsidiary ("the Company") plan to provide security and other services for the airline industry through applications of their licensed high-speed, broadband wireless communications technology. The Company has not yet generated any significant revenues from their planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No.7. The Company has,
at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Reclassification

        The financial statements for periods prior to April 30, 2004 have been reclassified to conform to the headings and classifications used in the April
30, 2004 financial statements.

Consolidation

        The consolidated financial statements include the accounts of Parent and
Parent's wholly owned Subsidiary. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Actual results could differ significantly from our estimates.

Financial Instruments

        We believe the book value of our cash, receivables, accounts payable and accrued and other liabilities approximates their fair values due to their short-term nature. In addition, we believe the book values of our notes payable approximates their fair values as the interest rates on such obligations approximates rates at which similar types of arrangements could be currently negotiated by us.

Concentrations of Credit Risk

        Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and receivables. With respect to cash, during the year ended April 30, 2004, we maintained our cash in deposit accounts with two financial institutions, which deposit accounts at times have exceeded federally insured limits. We have not experienced any losses in such accounts.

Cash and Cash Equivalents

        For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

        The Company's primary source of operating revenue at this time is earned from wireless connection services which are recorded at the completion of the services. For contracts which exceed one month, revenue is recognized on a straight-line basis over the term of the contract as services are provided.
Revenues applicable to future periods are classified as deferred revenue until earned.

Accounts Receivable

        Accounts receivable represent amounts billed for services provided that have not yet been collected.

Allowance for Doubtful Accounts

        The Company evaluates the allowance for doubtful accounts on a regular basis through periodic reviews of the collectibility of the receivables in light of historical experience, adverse situations that may affect the customer's ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Property and Equipment

        Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of three to seven years. In accordance with Statement of Financial Accounting Standards No.
144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the
Company periodically reviews their property and equipment for impairment.

Intangible Assets

        The Company accounts for their intangible assets in accordance with
Statement of Financial Accounting Standards No. 142, "Goodwill and Other
Intangible Assets". SFAS No. 142 establishes three classifications for intangible assets including definite-life intangible assets, indefinite-life intangible assets and goodwill and requires different accounting treatment and disclosures for each classification. In accordance with SFAS No. 142, the
Company periodically reviews their intangible assets for impairment. During the year ended April 30, 2004, impairment was recorded for $1,000,000 paid in 2004 and the $23,800, originally recorded, for the acquisition of certain intellectual property rights.

Long-Lived Assets

        Statement of Financial Accounting Standards 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. At April 30, 2004 we evaluated our long-lived assets and determined that $235,750 of our assets were impaired and were written off.

Advertising Costs

        Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising costs for the twelve months ended April 30, 2004 and 2003 amounted to $50,790 and $0, respectively.

Research and Development

        Research and development costs are expensed as incurred. The Company expensed $1,494,263 and $473,355 in research and development costs during the years ended April 30, 2004 and 2003, respectively.

Debt Extinguishment

        The Company accounts for extinguishment of debt in accordance with
Statement of Financial Accounting Standards No. 145, "Rescission of FASB
Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
Corrections". SFAS No. 145 rescinds the requirement that gains and losses from extinguishment of debt be classified as an extraordinary item.

Income Taxes

        The Company computes income taxes in accordance with Financial Accounting
Standards Statement No. 109 "Accounting for Income Taxes". Under SFAS 109,
deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the tax bases of assets and liabilities and their financial statement carrying amounts. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Temporary differences between financial and taxable reporting arise primarily from certain stock based compensation arising from the grant of certain options, and differences in providing for bad debts and depreciation.

Stock-Based Compensation

        The Company has adopted Statement of Financial Accounting Standards No. 148
"Accounting for Stock-Based Compensation - Transition and Disclosure". This
statement amends FASB statement No. 123, "Accounting for Stock Based
Compensation". It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by
SFAS No. 148, we continue to apply the intrinsic value method under Accounting
Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to
Employees," to account for our stock-based employee compensation arrangements.

Net Loss per Share

        The Company has adopted SFAS No. 128 "Earnings per Share". Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed in a manner similar to the basic loss per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments. Diluted earnings per share contemplate a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share. Since the Company has incurred net losses for all periods, basic loss per share and diluted loss per share are the same.

Recent Pronouncements

        We have reviewed all new accounting pronouncements issued through the date of our independent auditor's report and have determined that none of them would have a material impact on our consolidated financial condition or results of operations other than as previously described.

NOTE 2 - GOING CONCERN

        Our consolidated financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant losses since our inception, have negative working capital and have experienced and continue to experience negative operating margins and negative cash flows from operations. In addition, we expect to have ongoing requirements for additional capital investment to implement our business plan. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of the Company's common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at:

                                                        April 30, 2004

    Machinery and equipment                        $           545,514
    Furniture and fixtures                                      21,692
    Aircraft                                                    36,607
    Vehicles                                                   394,306
                                                               998,119
    Less: accumulated depreciation                            (91,576)

    Net property and equipment                     $           906,543
                                                      ==================

        Depreciation expense for the years ended April 30, 2004 and 2003 amounted to $104,626 and $20,876, respectively.

NOTE 4 - OTHER ASSETS

Intangible Assets

        On March 11, 2003, the Company signed an Amended and Restated Software
License and Services Agreement with SkyWay Global ("SWG"), an entity under common control, to replace the Company's Licensing Agreement entered into during
2002. Under this new agreement, the Company issued 1,360 shares of common stock valued at $23,800 to obtain the rights for indefinite use of certain high-speed, broadband wireless technology for the aircraft industry and other related uses.
This agreement was replaced by a License Agreement signed June 23, 2003. This new

agreement exclusively and irrevocably assigns virtually all of SWG's rights to certain patented technology in exchange for a royalty of 3% of the Company's net revenues.

        In February 2004, the Company agreed, and made a deposit of $1,000,000, to purchase the Intellectual Property from SWG. This acquisition provides the
Company with all rights to certain patented technology previously under SWG ownership. The license agreements with SWG will be cancelled upon completion of purchase. At April 30, 2004 management determined that this intellectual property was impaired. The $1,000,000 and $23,800, originally recorded, were written off.

Property and Equipment in Progress

        Given the development stage of the Company's operations, certain costs relative to property and equipment that have not yet been completed or put into service have been accumulated and included in other assets. At April 30, 2004 these accumulated costs are summarized as follows:

       DC-9 Aircraft                   $  2,556,101
       Telephone System                     109,822
       Data Center                          986,283
       Clearwater Tower                     124,043
                                       $  3,776,249
                                       ============

        On January 16, 2004, the Company signed a promissory note in the amount of
$1,500,000 with United Bank and Trust for a used Boeing DC-9. The note was initially for a six month term with an initial rate of 5.49% which will vary based upon the Bank Prime Rate plus 0.5%. The loan is guaranteed by the
President of the Company, two other shareholders of the Company and a company controlled by one of the shareholders. In connection with the guarantee of the loan by one of our shareholders, a company related to this guarantor-shareholder is listed as the co-owner of the asset. This co-ownership is only effective for the period of the guarantee. The Company has voting control of all matters related to the aircraft. In July, the Company received a six month extension until January 2005.

NOTE 5 - NOTES PAYABLE

Notes payable consist of the following at April 30, 2004:

                                                        Amounts

18% unsecured demand note payable to ECI
Communications, Inc.                                  $    25,000

United States Bank Prime Rate plus 0.5% secured
note payable to a United Bank and Trust                 1,500,000

11% unsecured demand note payable to Romano Ltd.            3,600

                                                     $  1,528,600
                                                     ============

        For the years ended April 30, 2004 and 2003, interest expense amounted to
$27,300 and $0, respectively.

NOTE 6 - EQUITY

Preferred Stock

        The Company has authorized 10,000,000 shares of preferred stock, $.0001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Company's Board of Directors. In June 2003, the
Board of Directors designated 1,000,000 shares as Series A and 1,000,000 shares as Series B. In October 2003, the Board of Directors designated 2,812,000 shares as Series C and 85,000 shares as Series D.

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

        In October 2003, the Company issued 2,812,000 shares of Series C
Convertible Preferred Stock to 42 employees and consultants. The Holders shall, upon the occurrence of certain events, have the right in their sole and absolute discretion to convert the shares of Convertible Preferred Stock - Series C issued by the Corporation into 28,120,000 common shares of the Corporation on a one share for ten share basis. The value of these shares has been estimated at
$4,385,600 and has been recoded as deferred stock compensation is being amortized to expense over the estimated period the services are to be provided of one year.

Series D Convertible Preferred Stock

        Each share of Series D convertible preferred stock has a $.0001 stated
value and no voting rights. Each share is convertible, upon the occurrence of certain events, into 100 shares of common stock. Upon liquidation of the
Company, Series D convertible preferred shareholders are entitled to receive an amount equal to the stated value per share.

        In October 2003, the Company issued 85,000 shares of Series D Convertible
Preferred Stock to one entity providing consulting services. The Holders shall have the right in their sole and absolute discretion to convert the shares of
Convertible Preferred Stock - Series D issued by the Corporation into 8,500,000 common shares of the Corporation on a one share for one hundred share basis. The value of these shares has been estimated at $1,317,500 and has been recoded as deferred stock compensation which will be amortized to expense over the estimated period the services are to be provided of one year.

Common Stock

        The Company has authorized 2,500,000,000 shares of common stock with a par value of $.0001.

        During the periods covered by these financial statements the Company issued shares of common stock without registration under the Securities Act of 1933.
Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor"
exemptions from registration, it could be liable for rescission of the sales if such exemptions were found not to apply and this could have a material negative impact on the Company's financial position and results of operations.

        The Company has filed the following S-8 registration statements for the issuance common stock and warrants to various consultants for services. The issuances and agreements are described in various sections below.

                                Common Shares        Warrants
Date filed                      Registered           Registered
June 20, 2003                   4,700,000                     -
July 3, 2003                    2,300,000            10,000,000
September 8, 2003              12,000,000                     -
January 9, 2004                 5,000,000            10,000,000

        In connection with the closing of the Agreement and Plan of Merger (Note
1), the Company agreed to certain anti-dilution provisions in connection with a capital raise or financing in the aggregate amount of up to $1,000,000, to our common stockholders on the date of the closing date of the merger. Those stockholders would be entitled to the issuance of additional shares, on a pro rata basis, equal to the number of shares of common stock or preferred stock issued in connection with the financing. Under these provisions, approximately
9,193,212 additional shares of common stock would have to be issued; however, we currently do not intend to issue these shares due to issues associated with the merger transaction.

        In the fourth quarter of 2004, the Company issued 17,119,617 shares of common stock (including the exercise of warrants) at prices of $.13-$.48 per share for cash of $5,211,140.

        In the third quarter of 2004, the Company issued 35,316,289 shares of common stock (including the exercise of warrants) at prices of $.13-$.20 per share for cash of $4,799,696 and services (for the exercise of warrants) of
$524,281 including a warrant receivable of $10,923.

        In the second quarter of 2004, the Company issued 7,772,631 shares of common stock (including the exercise of warrants) at prices of $.04-$.25 per share for cash of $1,247,341

        In the first quarter of 2004, the Company issued 4,000,000 shares of common stock (including the exercise of warrants) at prices of $.10 per share for cash of $400,000.

        In January 2004, the Company entered into six-month Consulting Agreements with Aran Strategic Finance, Bruce Baker and Fred Geffon to provide consulting services and issued 5,000,000 shares of common stock for services pursuant to consulting agreements valued at $950,000 (based on the market price of the shares at the date of issuance), which has been expensed. In connection with these services, the Company also issued options to purchase 10,000,000 shares of common stock (see "Stock warrants" below").

        In September 2003, the Company entered into one-year Consulting Agreements with Doug Dahms and William Craig to provide consulting services in exchange for a total of 12,000,000 shares (6,000,000 shares each) of the Company's common stock. The Company has recorded $3,120,000 of the services (based on the market price of the shares at the date of issuance) as deferred compensation. At
April 30, 2004, the Company has expensed $2,080,000 of the services for the current year.

        In March 2003, the Company issued 1,360 shares of common stock at $17.50 per share for an amended license agreement valued at $23,800.

        In July 2003, the Company entered into a nine-month Consultant Services
Plan with Beadros Asare to provide consulting services valued at $18,000 (based on the market price of the shares at the date of issuance) in exchange for
50,000 shares of common stock. As of April 30, 2004, the Company has expensed the entire amount of the services.

        In July 2003, the Company entered into a six-month Consulting Agreement with Bruce Baker to provide consulting services in exchange for 1,000,000 shares of common stock valued at $308,000 (based on the market price of the shares at the date of issuance). In connection with these services, the Company also issued options to purchase 4,000,000 shares of common stock (see "Stock warrants" below"). As of April 30, 2004, the Company has expensed the entire amount of the services.

        In July 2003, the Company entered into a six-month Consulting Agreement, as amended in August 2003, with Michael Farkas, a shareholder of the Company, to provide consulting services in exchange for 1,150,000 shares of common stock valued at $322,000 (based on the market price of the shares at the date of issuance). In connection with these services, the Company also issued options to purchase 6,000,000 shares of common stock (see "Stock warrants" below"). As of
April 30, 2004, the Company has expensed the entire amount of the services.

        In June 2003, the Company entered into an Engagement Agreement with Michael
Williams to provide legal services through December 31, 2003 valued at $380,000
(based on the market price of the shares at the date of issuance) in exchange for 2,000,000 shares of common stock. As of April 30, 2004, the Company has expensed the entire amount of the services.

        In June 2003, the Company entered into an Investment Banking/Advisory
Agreement with Atlas Capital Services, LLC ("Atlas"), an entity controlled by a shareholder of the Company. The agreement provided for Atlas to assist the
Company in finding an acquisition candidate and the Company was to issue
2,680,493 shares of common stock upon consummation of an acquisition. In June
2003, Parent acquired Subsidiary and issued 2,680,493 shares of common stock to
Atlas for services rendered valued at $442,794 (based on the market price of the shares at the date of issuance). The agreement also provides for Atlas to assist the Company in obtaining financing and the Company will pay 10% of the proceeds received from any such financing.

        In May 2003, the Company issued 500,000 shares of common stock for services valued at $45,000 (based on the market price of the shares at the date of issuance).

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

Stock Cancellation and Contingency

        In March 2003, Subsidiary's Board of Directors approved the cancellation of
3,888,360 shares of Subsidiary's common stock that had been accounted for as issued to consultants in April 2002. Management claims that consideration was not received for the stock. Although the certificates representing these shares were not delivered, the possibility exists that the consultants may demand delivery of the shares pursuant to agreements with the Company.

Stock Split

        On March 11, 2003, Subsidiary affected a 1.8516-for-1 forward stock split.
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

Stock Warrants

        In July 2003, the Company issued five-year warrants to purchase 10,000,000 shares of common stock for services valued at $1,810,000 using the Black-Scholes option pricing model. The warrants were issued to purchase shares of common stock at the following exercise prices: 1,000,000 at $.10 per share, 2,000,000 at $.15 per share, 1,000,000 at $.30 per share, 1,000,000 at $.55 per share,
1,000,000 at $1.00 per share, 2,000,000 at 80% of market value with a $.20 per share minimum, 1,000,000 at 85% of market value with a $.20 per share minimum and 1,000,000 at 90% of market value with a $.20 per share minimum. In July
2003, warrants to purchase 1,000,000 shares of common stock at $.10 per share, were exercised. In August 2003, warrants to purchase 666,667 shares of common stock at $.15, were exercised. In December 2003, warrants to purchase 4,000,000 shares of common stock at $.20, were exercised. At April 30, 2004, warrants to purchase 4,333,333 shares of common stock under this issuance were still outstanding.

        In September 2003, the Company issued five-year warrants, at various prices per share ranging from $0.35 to $1.50, to purchase 10,000,000 shares of restricted common stock for services valued at $860,000 using the Black-Scholes option pricing model. The warrants were issued to purchase shares of restricted common stock at the following exercise prices: 2,000,000 at $.35 per share,
2,000,000 at $ .50 per share, 2,000,000 at $.70 per share, 2,000,000 at $1.25 per share, and 2,000,000 at $1.50 per share. At April 30, 2004, warrants to purchase 10,000,000 shares of restricted common stock under this issuance were still outstanding.

        In January 2004, the Company issued five-year warrants, at various prices per share ranging from $0.15 to $1.15, to purchase 10,000,000 shares of common stock for services valued at $840,000 using the Black-Scholes option pricing model. The warrants were issued to purchase shares of common stock at the following exercise prices: 2,000,000 at $.15 per share, 2,000,000 at $ .30 per share, 2,000,000 at $.55 per share, 2,000,000 at $1.00 per share, 1,000,000 at
$1.10 per share, and 1,000,000 at $1.15 per share. In March 2004, warrants to purchase 3,119,945 shares of common stock at $.15 - $.30, were exercised. In
April 2004, warrants to purchase 301,760 shares of common stock at prices from
$.15-$.30, were exercised. At April 30, 2004, warrants to purchase 6,578,295 shares of common stock under this issuance were still outstanding.

        In April 2004, the Company issued one year warrants at $.60 to purchase
100,000 shares of common stock for services valued at $38,000 using the
Black-Scholes option pricing model. As of April 30, 2004 all the warrants remained outstanding.

Stock Options

        In November 2003, Company granted options to purchase 625,000 shares of common stock at $.16 per share as additional compensation to an officer of the
Company. The options vest over three years with 208,333 vesting on November 1,
2004, 208,333 vesting on November 1, 2005 and 208,334 vesting on November 1,
2006. The options are exercisable for five years following vesting. As of July
19, 2004, both the 208,333 options that vest on November 1, 2005 and November 1,
2006 were cancelled. Since the exercise price of the options was the same as the market price of the Company's common stock on the grant date, the Company has recorded no compensation cost for the options in accordance with Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

        In June 2003, Company granted options to purchase 420,000 shares of common stock at $.19 per share as additional compensation to two officers of the
Company. The options vest over three years with 140,000 vesting on June 20,
2004, 140,000 vesting on June 20, 2005 and 140,000 vesting on June 20, 2006. The options are exercisable for three years following vesting. Since the exercise price of the options was the same as the market price of the Company's common stock on the grant date, the Company has recorded no compensation cost for the options in accordance with Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees".

        A summary of the status of the options granted under the Company's stock-based employee compensation plan is presented below.

                                                     For the Years                   For the period
                                                    Ended April 30,                  April 24, 2002
                                           _______________________________          date of inception)
                                             2004                    2003           to April 20, 2004
                                       __________________    _________________      __________________
                                                 Weighted             Weighted                Weighted
                                                 Average              Average                 Average
                                                 Exercise             Exercise                Exercise
                                       Shares      Price     Shares    Price       Shares      Price

Outstanding at beginning of period     420,000    $   .19        -    $    -           -        $   -
Granted                                625,000        .16        -         -           -            -
Exercised                                    -          -        -         -           -            -
Forfeited                              416,666        .16        -         -           -            -
Expired                                      -          -        -         -           -            -
                                       =======    =======    ======   =======     =======      =======
Outstanding at end of period           628,334        .19        -         -           -            -
                                       =======    =======    ======   =======     =======      =======

                        Options Outstanding                            Options Exercisable
     _____________________________________________________________   _______________________________
      Range of                Weighted-Average    Weighted-Average                  Weighted-Average
      Exercise     Number       Remaining            Exercise          Number           Exercise
       Price     Outstanding  Contractual Life        Price          Exercisable        Price

     $.16 -.19    628,334       4.0 years              $.18                 -        $     -
     =========   =========     ===========          ==========          ======      ============

        Under the Company's stock option plan each of the options expires on the earlier of the date specified in the option agreement, or the tenth anniversary of the date of grant. Any incentive option not subject to this provision is designated as being a non-statutory option. Whenever an outstanding option is terminated (other than by exercise), the shares of common stock relating to such option are to be restored to the Plan and be available for the grant of other options under the Plan.

        We account for our stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for
Stock Issued to Employees". Had our compensation expense for stock-based compensation plans been determined based upon fair values at the grant dates for awards under this plan in accordance with SFAS No. 123, "Accounting for
Stock-Based Compensation," our net loss and pro forma net loss per share amounts would have increased as follows:

                                                      2004          2003
   Net loss:
    As reported                                 $ (21,818,320)  $ (1,276,293)
    Deduct: total stock-based employee
      compensation expense determined
      under fair value based method for
      all awards, net of related tax effects          (60,722)             -

       Pro forma net loss                       $ (21,879,042)  $ (1,276,293)
                                                ==============  =============

   Loss per share, basic and diluted:
       As reported                              $        (.26)  $       (.10)
                                                ==============  =============

       Pro forma                                $        (.26)  $       (.10)
                                                ==============  =============

        The weighted average minimum value of options granted during 2004 (none were granted during 2003), estimated on the date of grant using the
Black-Scholes option-pricing model, ranged from approximately $.16 - $.65 per option. The minimum value of options granted was estimated on the dates of the grants using the following approximate assumptions: dividend yield of 0%, expected volatility of 176.1%, risk-free interest rate of 3.5%, and expected lives of 4-6 years.

Estimated Fully Diluted Equity Information

        As of April 30, 2004, the company has the following number of potentially convertible shares of common stock related to convertible preferred stock, warrants, and stock options:

For conversion of series A preferred stock                100,000,000

For conversion of series B preferred stock                200,000,000
For conversion of series C preferred stock                 28,120,000
For conversion of series D preferred stock                  8,500,000
Outstanding Warrants                                       21,011,628
Outstanding Options                                           628,334
 Common shares issuable upon conversions and exercises    358,259,962

Shares outstanding as of April 30, 2004                   135,408,537

Estimated common shares after conversions and exercises   493,668,499
                                                          ==============

NOTE 7 - INCOME TAXES

        We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying consolidated statements of operations.
Accordingly, no provisions for income taxes and/or deferred income taxes payable have been provided for in the accompanying consolidated financial statements.

        Since our incorporation, we have incurred net operating losses for income tax purposes of approximately $17,018,000 (the significant difference between this amount, and our deficit of approximately $6,000,000, arises primarily from certain stock based compensation that is considered to be a permanent difference). Because the transaction discussed at Note 1 triggered certain
"change in control" provisions of the Internal Revenue Code, a portion of these net operating loss carry forwards will be limited as they expire in various years through the year ended April 30, 2024. However, we have established a valuation allowance to fully reserve the related deferred income tax asset as such asset did not meet the required asset recognition standard established by
SFAS 109.

        At April 30, 2004 we had no deferred tax liabilities and our non-current deferred income tax asset (assuming an effective, combined federal and state, income tax rate of approximately 20%) consisted of the following:

Non-current deferred income tax asset:                      Amounts

Net operating loss carry forwards                       $  3,228,000
Depreciation, amortization and impairments                    89,000
Stock compensation                                            99,000
Less valuation allowance                                  (3,416,000)

Total                                                   $          -
                                                        =============

The income tax benefit consists of the following for the years ended April 30,
2004 and 2003:

                                              2004             2003

Current                                   $         -       $         -
Deferred                                    3,165,000           251,000
Change in valuation allowance              (3,165,000)         (251,000)
                                          $         -       $         -
                                          ============      ============

NOTE 8- OTHER COMMITMENTS AND CONTINGENCIES

Escrow and Lease Agreements

        In January 2003, the Company signed an Escrow Agreement with ECI Telecom,
Inc. ("ECI") and Klein & Heuchan ("KH") to rent office space for the month of February 2003 while a long-term lease was finalized. The agreement called for the Company to deposit $105,000 with KH and for rent of $16,000 to accrue for
February. In March 2003, the Company signed an Extension of Escrow Agreement with ECI and KH to provide for the Company to continue to occupy the rented office space through April 30, 2003. In May 2003, the Company signed a Lease
Agreement with ECI to replace the escrow agreements. The lease provides for a five-year term beginning February 1, 2003 and the lease is renewable for one additional five-year term. The lease requires payments of approximately $63,127
(including taxes) per month beginning June 2003 and skipping January 2004. The lease payments will increase 3% each February 1 and the Company will pay additional expenses for upkeep of the building. The lease continues the $92,500 security deposit of the escrow agreement. The Company paid $15,000 required under the lease in order for the Company to have the option to purchase the leased office space for $4,750,000 by August 1, 2003, $4,900,000 by November 1,
2003 or $5,000,000 by May 1, 2004. The lease is guaranteed by Sky Way Global,
LLC, an entity under common control. For the years ended April 30, 2004 and
2003, total rent expense amounted to $753,583 and $0, respectively.

        The company has notified the lessor of the building of their intent to purchase the building and deposited $200,000 under the terms of the lease agreement. The company is actively pursuing financing at this time.

        Minimum future rental payments under the lease agreement for the twelve-month periods ended and in aggregate are:

                       April 30,                  Amount

                          2005                $   581,834
                          2006                    598,982
                          2007                    613,337
                          2008                    469,678
                                              $ 2,263,831
                                              ===========

Services Agreement

        In February 2003, the Company entered into a three-year Services Agreement with XO Communications, Inc. ["XO"]. The agreement calls for XO to provide internet services to the Company and the term of the agreement does not begin until XO has completed installation of the internet connection. The agreement requires the Company to purchase a minimum of $4,600 of services per month with annual minimum purchases of $55,200 for the first year, $110,400 for the second year and $165,600 for the third year. At July 31, 2003, XO had not yet complete installation of the internet connection and no amount has been accrued in the accompanying financial statements for the payments required under this agreement. Company has subsequently cancelled the agreement but is subject to litigation and a claim for approximately $170,000.

Lease Agreements

        The Company has various lease agreements related to its tower and wireless sites utilized for its network. The lease terms for these agreements range from month-to-month to 60 months, have renewal terms ranging from annual renewals to four five-year terms, and require monthly payments of $100 to $900, excluding utilities.

        Minimum future rental payments under the lease agreements for the twelve-
month periods ended and in aggregate are:

                  April 30,                        Amount

                    2005                        $     36,360
                    2006                              33,030
                    2007                              29,430
                    2008                              18,063
                    2009                              15,300
                                                $    132,183
                                                =============

Employment Agreements and Management Compensation>

        In June 2003, the Company entered into a three-year Employment Agreement with the Company's President to pay a salary of $150,000 per year increased annually by 10%. The agreement also required the Company to grant options to purchase 210,000 shares of common stock and to pay $750 per month as a non-accountable automobile allowance. The June 2003 Employment Agreement replaced an April 2003 five-year Employment Agreement which required a salary of
$150,000 per year increased annually by 10%. During the years ended April 30,
2004 and 2003, respectively, the Company expensed $150,000 and $150,000 as compensation to the Company's President. At April 30, 2004, the Company owed
$6,923 in accrued salary to the Company's President.

        In June 2003, the Company entered into a three-year Employment Agreement with the Company's Chief Executive Officer to pay a salary of $150,000 per year increased annually by 10%. This agreement was subsequently amended to reflect an annual salary of $175,000, beginning July 1, 2003. The agreement also required the Company to grant options to purchase 210,000 shares of common stock and to pay $750 per month as a non-accountable automobile allowance. The June 2003
Employment Agreement replaced an April 2003 five-year Employment Agreement which required a salary of $175,000 per year increased annually by 10%. During the years ended April 30, 2004 and 2003, respectively, the Company expensed $150,000 and $12,500 as compensation to the Company's Chief Executive Officer. At April
30, 2004, the Company owed $8,077 in accrued salary to the Company's Chief
Executive Officer.

Luxury Suite License Agreement

        In March 2004, the Company entered into a 10 year lease on a Sky Box at the
Raymond James Stadium for a fee of $80,000 per year. In addition, the agreement required a security deposit of $80,000. The license allows the company to have up to 16 people to attend the Tampa Bay Buccaneers football games. The costs listed above only includes the license fee for the Suite and does not include other costs associated such as food, beverages or other forms of entertainment.

Automobile Commitment

        In April 2004, the Company committed to purchase four (4) vehicles for
$222,800. In July 2004 the Company traded in two Company owned vehicles and took delivery of two of these vehicles. As of July 28, 2004 the Company owes $111,400 for the two remaining vehicles for which is hasn't received.

NOTE 9 - OTHER RELATED PARTY TRANSACTIONS

Advances from SkyWay Global and Note Payable

        Prior to June 19, 2003, SkyWay Global, LLC ("SWG") made payments on behalf of the Company and made cash advances to the Company totaling $1,564,015. The advances bore no interest and were due on demand. On June 19, 2003, the Company converted the amounts owed to SWG into a promissory note. The note bore no interest and was due on demand. On June 21, 2003, the Company issued 1,000,000 shares of its preferred stock to SWG as repayment of the note and advances.

Advance from SkyWay Global

        For the period July 2003 through April 30, 2004, the Company received cash and non cash advances totaling $424,895 from SWG. Relative to these advances, the Company made cash and non cash repayments totaling $166,026. The net advance due to SWG at April 30, 2004 is $258,869. The advance bears no interest and is due on demand.

Advances from Related Party

        During the third quarter of 2004, the Company borrowed funds from its
President to meet their short-term cash needs. These amounts were advanced without interest and are due on demand. At April 30, 2004 the Company owed the
President $5,078.

Receivable due from Related Party

        In connection with the acquisition of the aircraft discussed in Note 4, the
Company overpaid, by $10,833, a guarantor-shareholder for the deposit associated with the purchase. This amount was still outstanding as of April 30, 2004.

Office Space

        The Company shares office space with SWG. In May 2003, due to the reduced operations of SWG, the Company stopped charging rent to SWG but still provides an office, equipment and administrative support for SWG at no cost. During the years ended April 30, 2004 and 2003, respectively, the Company billed SWG $0 and
$0 in rent.

Guarantee

        In January, the Company entered into a six-month financing agreement with a financial institution for the purchase of an airplane. This loan is guaranteed by three shareholders of the company. The financing on the airplane has been extended by the Company paying a $650 extension fee on July 28, 2004 for an additional six months through January 16, 2005, by United Bank and Trust. All existing terms and conditions remained the same.

NOTE 10 - SUBSEQUENT EVENTS

Stock Issuances

        From May 1, 2004 through July 17, 2004, the Company issued 268,182 shares of common stock at $.55 per share, for aggregate consideration of $147,500, from warrants previously provided through an S-8 filing.

        In June 2004, the Company issued 3,626,667 shares of common stock as payment of $991,984 of accrued expenses.

Option Issuance

        In July 2004 the Company entered consulting agreement with a newly appointed board member with a minimum of 1 year term starting July 1, 2004 following which either party can terminate agreement with 30 days notification.
The consultant shall receive a monthly retainer for services performed in the amount of $8,334 per month, which will be paid within 14 days of receipt of invoice provided he dedicates an average of 2 to 15 hours per week supporting the Company. In addition to the monthly retainer above, he shall be awarded a total of 100,000 stock options at $ .68 per share which will vest as of July 1,
2005. The options will expire July 1, 2009.

Acquisition of Assets

        On May 21, 2004 the Company purchased selected intellectual assets and rights to service contracts with one airline for use in an in-flight entertainment system. The cost of this transaction was 1,150,000 shares of the
Company's common stock valued at $1,044,000 (based on the market price of shares at the date of acquisition) $100,000 for three parties to the transaction and
550,000 warrants, at a price of $.93 per share, exercisable within two (2) years of closing date. The total cost of the transaction is $1,144,000 and has been expensed in the first quarter as "in process research and development."

        In May 2004, the Company entered into a month to month lease for office space in Grapevine, Texas. The monthly rental is $4,000. The Company expects to vacate this facility in August 2004.

        In June 2004, the Company entered into a lease for warehouse, repair center and office space in Grapevine, Texas for 73,000 square feet. The lease term is
7.5 years, commencing September 2004, with a 5-year renewal option. The lease requires monthly base rent and operating expense payments. Base monthly rent amounts will range as follows: Months 1-6 $0, months 7-18 $13,617, months 19-30
$16,643, months 31-60 $19,064, and months 61-90 $21,182. Monthly operating expense payments are estimated to be $8,291. The lease also requires a security deposit of $88,454 and that the base rent through month 18 will be paid in advance, in two installments, due July 2004 and August 2004 in the amount of
$81,702.

Loans

        In June 2004, the Company received a loan in the amount of $1,247,000 from Brent
Kovar, President. The loan bears no interest and will be repaid when funds are available.

Note Receivable

        In May 2004, the Company issued a note in the amount of $325,000 to
Bruce Baker for prepayment of services to the company. The note bears 6%
interest and is due December 31, 2004.

Airplane Commitment

        In May 2004, the Company deposited $100,000 for a 747 aircraft. Terms are currently being negotiated but the estimated final price of the plane will be in the range of $10-$12 million. The plane is to be used for developing and providing a flying operations center for a Mideast customer, if the company can procure an agreement. At this time, no formal proposal exists.

Skyway Media Server

        Through July 29, 2004 the Company has sold 11 SkyWay Media Servers and spares to Continential Airline for $244,145. The Company has 8 remaining shipments on order for the customer.

Advertising Contracts

        The Advertising Contracts previously announced by the corporation representing approximately $806,400 of advertising revenue and 8 customers has expired as of May 17, 2004. The Company is actively pursing options to resign these customers to new agreements.