Form 10QSB
period 2004-07-31
SKYWAY COMMUNICATIONS HOLDING CORP
filed 2004-09-13
CIK 1128723

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and
                             Exchange Act of 1934.

                  For the quarterly period ended July 31, 2004.

( )  Transition  report  pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ___________ to ____________ .

                         Commission File Number: 0-32033

                       SKYWAY COMMUNICATIONS HOLDING CORP.
               (Exact name of registrant as specified in charter)

            Florida                                     65-0881662
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                 6021 - 142nd Avenue North, Clearwater, FL 33760

                    (Address of principal executive offices)

                                  727.535.8211

              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.
                                 YES (X) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 31, 2004: 149,933,270.

                                   149,933,270

Transitional Small Business Disclosure Format:
                                 YES ( ) NO (X)

                       SKYWAY COMMUNICATIONS HOLDING CORP.

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

        Consolidated Balance Sheet as of July 31, 2004...................... 3

        Consolidated Statements of Operations for the three months ended July 31, 2004 and 2003 and for the period April 24, 2002
        (date of inception) through July 31, 2004........................... 5

        Consolidated Statements of Cash Flows for the three months ended
        July 31, 2004 and 2003 and for the period April 24, 2002 (date of inception) through July 31, 2004................................. 6

        Notes to Consolidated Financial Statements.......................... 8

        Management's Discussion and Analysis of Financial Condition and
Item 2. Results of Operations (including cautionary statement).............. 15

Item 3. Controls and Procedures............................................. 19

PART II. OTHER INFORMATION

Signatures                                                                   21

PART I
               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONSOLIDATED BALANCE SHEET AS OF JULY 31, 2004
                                   (UNAUDITED)
________________________________________________________________________________

ASSETS

  Cash                                                    $    142,018
  Accounts receivable, net                                     274,780
  Employee advance                                              36,277
  Prepaid expense                                              316,999
  Receivable due from related party                             10,833
  Other receivable                                               5,530
  Notes receivable                                             325,000
         Total Current Assets                                1,111,437

PROPERTY AND EQUIPMENT, net                                  1,198,267

OTHER ASSETS:
  Property and equipment in progress                         4,296,660
  Deposits and other                                           504,642
         Total Other Assets                                  4,801,302

TOTAL                                                     $  7,111,006
                                                          =============

                                                                   Continued

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          (A Development Stage Company)

           CONSOLIDATED BALANCE SHEET AS OF JULY 31, 2004 (Continued)
                                  (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                      $ 2,501,042
    Accrued payroll                                            85,643
    Accrued interest                                            1,386
    Due to SkyWay Global                                      258,869
    Due to related party                                    1,444,284
    Sales tax payable                                         114,243
    Notes payable                                           1,503,600
    Deferred rent                                             162,288
    Other accrued expenses payable in stock                   120,000
           Total Current Liabilities                        6,191,355

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value, 10,000,000 shares
   authorized:
  Series A convertible preferred stock,
         1,000,000 shares issued and outstanding                  100
  Series B convertible preferred stock,
       1,000,000 shares issued and outstanding                    100
  Series C convertible preferred stock,
       2,412,000 shares issued and outstanding                    241
  Series D convertible preferred stock,
       85,000 shares issued and outstanding                         9

Common stock, $.0001 par value, 2,500,000,000 shares
authorized, 145,528,926 shares issued and outstanding          14,553
Subscription Receivable                                      (260,000)
Warrant Receivable                                           (235,873)
Deferred Stock Compensation                                  (564,777)
Capital in excess of par value                             31,336,324
Deficit accumulated during the development stage          (29,371,026)
       Total Stockholders' Equity                             919,651

TOTAL                                                     $ 7,111,006
                                                          ============

________________________________________________________________________________

See notes to consolidated financial statements.

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
________________________________________________________________________________________

                                                                          For the period
                                                                          April 24, 2002
                                           For the three   For the three     (date of
                                            months ended   months ended   incorporation) to
                                           July 31, 2004   July 31, 2003   July 31, 2004

REVENUES
 Products                                  $    264,140    $          -    $     264,140
 Services                                        23,470               -           74,475
   Total Revenues                               287,610               -          338,615
COST OF GOODS SOLD                             (203,052)              -         (203,052)
GROSS PROFIT                                     84,558               -          135,563

EXPENSES:
 Selling                                        919,745          47,602        1,246,938
 Selling - stock based compensation             120,000               -        5,153,992
 General and administrative                   1,608,815         344,167        8,290,466
 General and administrative - stock
   based compensation                         1,627,165       2,961,285        9,507,806
 Impairment of technology rights                      -               -        1,023,800
 Impairment of property and equipment                 -               -          235,750
 Research and development                     2,059,875         209,335        4,027,493

   Total expenses                             6,335,600       3,562,389       29,486,245

OPERATING LOSS                               (6,251,042)     (3,562,389)     (29,350,682)

OTHER INCOME (EXPENSE):
 Rental Income - Related Party                        -               -           26,927
 Interest Expense                               (19,971)           (537)         (47,271)
   Total Other Income (Expense)                 (19,971)           (537)         (20,344)

LOSS BEFORE INCOME TAXES                     (6,271,013)     (3,562,926)     (29,371,026)

INCOME TAX EXPENSE (BENEFIT)                          -               -                -

NET LOSS                                   $ (6,271,013)   $ (3,562,926)   $ (29,371,026)
                                           =============   =============   ==============

NET LOSS PER SHARE - Basic and diluted     $       (.04)   $       (.12)
                                           =============   =============

Weighted average number of shares
   outstanding                              139,574,900      29,835,852
                                           =============   =============
________________________________________________________________________________________

See notes to consolidated financial statements.

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
__________________________________________________________________________________________________

                                                                                   For the period
                                                                                   April 24, 2002
                                                 For the three    For the three      (date of
                                                  months ended     months ended    incorporation)
                                                 July 31, 2004    July 31, 2003   to July 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $ (6,271,013)    $ (3,562,926)    $ (29,371,026)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
  Depreciation                                         69,777           20,263           195,279
  Impairment of technology rights                           -                -         1,023,800
  Impairment of property and equipment                      -                -           235,750
  Purchased research and development                1,338,500                -         1,338,500
  Loss on sale of property and equipment               12,718                -            36,320
  Provision for bad debts                                 959                -             1,459
  Non-cash services rendered for stock and
     warrants                                       1,747,165        2,961,285        14,661,798
  Non-cash other                                            -                -           296,303
  Changes in assets and liabilities:
  (Increase)/Decrease in:
    Accounts receivable                              (266,760)               -          (276,239)
    Employee advances, net                             (8,752)               -           (36,326)
    Prepaid expenses                                 (204,472)           7,125          (316,999)
    Receivable due from related party, net                  -                -           (10,833)
    Other receivable                                    6,375                -            (5,531)
    Deposits and other                               (108,783)               -          (504,643)
  Increase/(Decrease) in:
    Accounts payable                                1,662,508          253,164         2,370,500
    Accrued payroll                                   (33,734)          71,907            85,644
    Accrued interest                                  (12,893)             537             1,386
    Sales tax payable                                  (2,584)               -           114,243
    Deferred rent                                     (11,592)               -           162,288
    Other accrued expenses                                  -                -           991,984
NET CASH USED IN OPERATING ACTIVITIES              (2,082,581)        (248,645)       (9,006,343)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment for technology rights                             -                -        (1,000,000)
  Payments for property and equipment in
    progress                                         (520,409)               -        (2,796,658)
  Proceeds from sale of property and equipment         68,706                -           104,706
  Payments for property and equipment                (442,926)         (72,149)       (1,770,325)
  Notes receivable                                   (315,904)               -          (315,904)
NET CASH USED IN INVESTING ACTIVITIES              (1,210,533)         (72,149)       (5,778,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from related party converted to
    preferred stock                                         -          247,069         1,564,015
  Advances from related parties, net                1,439,205          (23,382)        1,703,152
  Proceeds from issuance of common stock              175,000          400,000        10,641,870
  Proceeds from exercise of stock warrants            147,500                -         1,338,808
  Payments on notes payable                           (25,000)        (250,000)         (275,000)
  Payments of stock offering costs                          -                -           (46,303)
NET CASH PROVIDED BY FINANCING ACTIVITIES           1,736,705          373,687        14,926,542

NET (DECREASE) INCREASE IN CASH                    (1,556,409)          52,893           142,018
CASH AT BEGINNING OF PERIOD                         1,698,427              741                 -
CASH AT END OF PERIOD                            $    142,018     $     53,634     $     142,018
                                                 =============    =============    ==============

See notes to consolidated financial statements.                   Continued

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (UNAUDITED)

                                                                                   For the period
                                                                                   April 24, 2002
                                                 For the three    For the three      (date of
                                                  months ended     months ended    incorporation)
                                                 July 31, 2004    July 31, 2003   to July 31, 2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION - Interest paid                   $     30,672     $          -     $      43,783
                                                 =============    =============    ==============

__________________________________________________________________________________________________

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the period from inception on April 24, 2002 through July 31, 2004:

During May and June 2004, warrants were exercised for 425,540 shares of common stock resulting in an increase in warrant receivable to $235,873 from $1,826 for an increase of $234,047.

During May 2004 $991,084 of accrued expenses were converted into 3,626,667 shares of common stock.

On January 16, 2004, the Company signed a six (6) month promissory note in the amount of $1,500,000 with United Bank and Trust for a used Boeing DC-9, which is currently classified as "property and equipment in progress" in the accompanying balance sheet. The note was renewed for an additional six (6) months and is due
January 16, 2005.

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

In January 2003, the Company recorded an installment payable of $250,000 for the remaining purchase price under an Asset Purchase Agreement. The Company also expensed $250,000 of the purchase price which was for ground-site lease contact information and a temporary restriction on the transfer of certain patent rights. Subsequently, all fees have been written off as an impairment to property and equipment.

________________________________________________________________________________

See notes to consolidated financial statements.

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                           (Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
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

All references to the number of shares and par value in the accompanying consolidated financial statements have been adjusted for all periods presented to reflect the recapitalization of Subsidiary and to reflect a 1.8516-for-1 forward stock split that Subsidiary affected on March 11, 2003.

SkyWay Communications Holding Corp. and Subsidiary ("the Company") plan to provide security and other services for the airline industry through applications of their high-speed, broadband wireless communications technology.
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

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the
"SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the
United States of America. In the opinion of management, all adjustments

(consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three months ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ended April 30,
2005. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended April 30, 2004 contained in our Form 10-KSB.

Reclassification

The financial statements for periods prior to July 31, 2004 have been reclassified to conform to the headings and classifications used in the July 31,
2004 financial statements.

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

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenue streams of the Company.

The Company's primary sources of operating revenue at this time is earned from the sale to airlines of equipment (SkyWay Media Servers and spares) which distributes entertainment content consisting of on demand movies/video and audio, infomercials and sponsor supported advertising and commercials, and wireless connection services. Revenue is recorded at the completion of the services for wireless connection services, and at the time the equipment is shipped for sales of media servers to an airline customer. For contracts which exceed one month, revenue is recognized on a straight-line basis over the term of the contract as services are provided. Revenues applicable to future periods are classified as deferred revenue until earned.

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
Had our compensation expense for stock-based compensation plans been determined based upon fair values at the grant dates for awards under this plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," our net
loss and pro forma net loss per share amounts would not have been materially different.

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

NOTE 2 - GOING CONCERN

Our consolidated financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant losses since our inception, have negative working capital and have experienced and continue to experience negative cash flows from operations. In addition, we expect to have ongoing requirements for additional capital investment to implement our business plan. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, through additional sales of the Company's common stock, or other financing activities. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - ACQUISITION OF ASSETS

On May 21, 2004 the Company purchased from WEMS selected intellectual assets and rights to service contracts with one airline for use in an in-flight entertainment system. The cost of this transaction was 1,150,000 shares of the
Company's common stock valued at $1,000,500 (based on the market price of shares at the date of acquisition), $100,000 and 550,000 warrants, at prices of $.59 -
$.79 per share. The warrants are exercisable within one (1) year of closing date, which can be extended for another year if a certain quantity of warrants are exercised. The total cost of the transaction was $1,438,500 and has been expensed in the first quarter as "purchased research and development."

NOTE 4 - EQUITY

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

In the first quarter of fiscal year end 2005, the Company issued 693,722 shares of common stock for $381,547 due to the exercising of warrants. The Company received cash proceeds of $147,500 from the warrant exercises and recorded
$234,047 as warrants receivable. In addition the Company issued 650,000 shares of common stock for $175,000 in cash.

In May 2004 the Company issued 1,150,000 shares of common stock for the purcahse of intellectual assets and rights to service contracts with one airline for use in an in-flight entertainment system. The shares of common stock were valued at
$1,000,500. In addition, the Company issued 550,000 warrants, at prices of $.59
- $.79 per share valued at $338,000. The warrants are exercisable within one (1)
year of closing date, which can be extended for another year if a certain quantity of warrants are exercised (see Note 3).

In June 2004, the Company issued 3,626,667 shares of common stock as payment of
$991,984 of accrued expenses.

In July 2004, the Company issued 4,000,000 shares of common stock due to a related party's conversion of 400,000 shares of Preferred "C" stock.

Stock Options

In July 2004 the Company entered into a consulting agreement with a newly appointed board member with a minimum 1 year term starting July 1, 2004. Either party can terminate the agreement with 30 days notification. The consultant shall receive a monthly retainer for services performed in the amount of $8,334, provided he dedicates an average of 12 to 15 hours per week supporting the
Company. In addition to the monthly retainer, he was awarded a total of 100,000 stock options at $.68 per share which will vest as of July 1, 2005. The options will expire July 1, 2009.

Estimated Fully Diluted Equity Information

As of July 31, 2004, the company has the following number of potentially convertible shares of common stock related to convertible preferred stock, warrants, and stock options:

For conversion of series A preferred stock                  100,000,000
For conversion of series B preferred stock                  200,000,000
For conversion of series C preferred stock                   24,120,000
For conversion of series D preferred stock                    8,500,000
Outstanding Warrants                                         20,867,906
Outstanding Options                                             728,333
  Common shares issuable upon conversions and exercises     354,216,239

Shares outstanding as of July 31, 2004                      145,528,926

  Estimated common shares after conversions and exercises   499,745,165
                                                           ============

NOTE 5- OTHER COMMITMENTS AND CONTINGENCIES

Escrow and Lease Agreements

The company has notified the lessor of the building of their intent to purchase the building and has deposited $40,000 under the terms of the revised lease agreement. The revised terms increased the price of the building to $5.1 million and extended the option to purchase until February 28, 2005. The company continues to actively pursue financing.

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
During July and August 2004 the Company traded in two Company owned vehicles and took delivery of the four new vehicles.

Lease Agreements

During the first quarter of 2005, the Company entered into several additional lease agreements for tower sites utilized in its network. Additional future minimum rental payments under these agreements aggregate approximately $46,000.

Litigation Matters

A claim for monies owed in the amount of $126,501 for telecommunications usage services, $44,524 for termination charges, plus interest, costs and attorneys fees was filed against SkyWay Aircraft by XO Communications Inc. in the United
States District Court for the Eastern District of Virginia in 2004. The lawsuit relates to a communications agreement with XO to provide the Company telecommunications services including critical rights to specific locations for use in its network build out. Due to XO's inability to provide the building rights for the specified locations and other breaches, the Company terminated its agreement. XO subsequently filed suit against SkyWay Aircraft. Management believes the suit is without merit and intends to defend the action. The lawsuit is in discovery.

A claim for monies owed in the amount of $77,207 plus interests, costs, attorneys fees and related amounts was filed against the Company and
Transdigital Communications Corporation by The Living Earth, Inc. in the United
States District Court, District of Montana in 2004. The lawsuit relates to amounts claimed to be owed to Plaintiff by Transdigital that Plaintiff contends were assumed by the Company incident to its purchase of various assets formerly owned by Transdigital. The Company is attempting to negotiate a settlement of this matter.

NOTE 6 - OTHER RELATED PARTY TRANSACTIONS

Advances from Related Party

During the first quarter of 2005, the Company borrowed funds from aggregating
$1,429,205 from its President to meet its short-term cash needs. These amounts were advanced without interest and are due on demand. At July 31, 2004 the
Company owed the President $1,387,484.

During the first quarter of 2005, the Company borrowed funds from other Officers of the corporation aggregating $10,000. These amounts were advanced without interest and are due on demand. At July 31, 2004 the Company owed these other
Officers $56,800.

Receivable due from Related Party

In connection with the acquisition of the aircraft, the Company overpaid, by
$10,833, a guarantor-shareholder for the deposit associated with the purchase.
This amount was still outstanding as of July 31, 2004.

Note Receivable

In May 2004, the Company issued a note in the amount of $325,000 to Bruce Baker for prepayment of services to the company. The note bears 6% annual interest and is due on December 31, 2004.

NOTE 7 - SUBSEQUENT EVENTS

Stock Issuances

From August 1, 2004 through September 1, 2004:

        o The Company issued 426,140 shares of common stock at $.55 per share, for aggregate consideration of $234,377, from warrants previously provided through an S-8 filing.
        o The Company sold 1,000,000 shares of common stock for $200,000.
        o The Company issued an additional 4,433,974 shares of common stock related to previous common stock purchases, whereby the number of shares were underissued as a result of recalculating the number of shares to be issued, due to a change in the market price of the shares.
        o The Company cancelled 1,455,770 shares of common stock previously issued due to the funds received actually being a loan from a related party, rather than a sale of the Company's common stock.

Notes Payable

During August 2004, the Company received a $900,000 loan from a related party.
The note is due August 1, 2006 and bears interest at an annual rate of 14%.

Subscription Agreement

During August 2004 the Company entered into a stock subscription agreement with an accredited investor to purchase 31,818,180 shares of common stock at $.22 per share, or $7,000,000, over the period September 6, 2004 - October 18, 2004. At

                                       13

September 10, 2004 the Company has not received any funds and is currently negotiating revised terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the
Securities Act, as amended; Section 21E of the Securities Exchange Act of 1934;
and the Private Securities Litigation Reform Act of 1995. The words "may",
"would", "could", "will", "expect", "estimate", "anticipate", "believe",
"intend", "plan", "goal", and similar expressions and variations thereof are intended to specifically identify forward-looking statements. These statements appear in a number of places in this Form 10-QSB and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) trends affecting our future financial condition or results of operations; (iv) our growth strategy and operating strategy; and
(v) the declaration and payment of dividends.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:
(i) We have incurred significant losses since our inception, have negative working capital and have experienced and continue to experience negative cash flows from operations. (see Note 2 to the financial statements); (ii) any material inability of us to successfully internally develop our products; (iii)
any adverse effect or limitations caused by Governmental regulations; (iv) any adverse effect on our cash flow or on our ability to obtain acceptable financing in connection with our growth plans; (v) any increased competition in our business; (vi) any inability of us to successfully conduct our business in new markets; and (vii) other risks including those identified in our filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

Overview

The following discussion should be read in conjunction with the financial statements for the period ended July 31, 2004 included with this Form 10-QSB.

Operating results for the three months ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ended April 30,
2005. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended April 30, 2004 contained in our Form 10-KSB.

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

Therefore, all financial information presented in this 10-QSB includes Sky Way
Aircraft's standalone results from the period April 24, 2002 (date of incorporation) to June 21, 2003 and the consolidated companies' results from
June 2003 to July 31, 2004.

We plan to provide security and other services for the airline industry through applications of our high-speed, broadband wireless communications technology. We have not yet generated any significant revenues from our planned principal operations and are considered a development stage company as defined in
Statement of Financial Accounting Standards No.7.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2004 VS. THE THREE
MONTHS ENDED JULY 31, 2003

During the three months ended July 31, 2004 and July 31, 2003 we generated revenues of approximately $287,600 ($264,100 was due to sales of equipment and
$23,500 was due to wireless and DSL services) and $0, respectively. During
August 2004 we continued to generate revenues which were approximately $33,000.

During the three months ended July 31, 2004 we incurred selling, general and administrative expenses approximating $4,276,000 of which $1,747,000 were non-cash compensation from the value of stock and warrants issued to employees and consultants. The remainder of these expenses consisted of advertising including product research and development, marketing and sales, trade shows, consulting fees, payroll, rent, travel, accounting and legal fees that allowed us to continue developing our infrastructure and industry contacts necessary for our services. During the three months ended July 31, 2003, selling, general and administrative expenses approximated $3,353,000. The increase of approximately
$923,000 or 28% was the result of significant funding that we raised through the issuance of common stock that allowed us to dedicate resources to our development plans.

Our research and development costs related to the development of our data center, ground networks and airborne DC9 testing platform approximated
$2,060,000 during the three months ended July 31, 2004. During the three months ended July 31, 2003 we incurred approximately $209,000 in research and development costs. The increase of approximately $1,851,000 or 886% was the result of the issuance of common stock valued at approximately $1,339,000 for the purchase of certain in process research and development that allowed us to dedicate resources to our development plans.

As a result of the above our net loss for the three months ended July 31, 2004 was approximately $6,271,000, an increase of approximately $2,708,000 or 76%
from our loss for the three months ended July 31, 2003 of approximately
$3,563,000.

LIQUIDITY AND CAPITAL RESOURCES

From our inception on April 24, 2002 to July 31, 2004, we incurred operating losses of approximately $29,400,000. This loss principally consisted of the following non-cash operating expenses: approximately $14,900,000 was from stock based compensation expense and other non-cash expenses, $1,340,000 was from purchased research and development and $1,260,000 was due to the impairment of both technology rights and property and equipment. At July 31, 2004 we had a net working capital deficit of approximately $5,100,000. Net cash used in operating activities for the period from April 24, 2002 to July 31, 2004 was approximately
$9,000,000. Net cash used from investing activities from our inception on April
24, 2002 to July 31, 2004 was approximately $5,800,000 and principally consisted of the following: approximately $4,567,000 was for the purchase of property and equipment, and property and equipment in progress, $1,000,000 was for the purchase of technology rights and $316,000 was paid to Bruce Baker for prepayment of services to the Company on a note receivable. The note bears 6%
annual interest and is due December 31, 2004. We funded these needs primarily through the sale of common stock and advances from related parties
(approximately $1,565,000 of which was converted to common stock) which have provided us approximately $15,200,000.

During August 2004, we received a $900,000 loan from a related party. The note is due August 1, 2006 and bears interest at an annual rate of 14%.

As a result of the above, as of July 31, 2004, we had a cash position of approximately $142,000.

After paying other operating items, funding additional equipment purchases, and receiving funding as discussed above from August 1, 2004 through August 31,
2004, we currently have $189,600 cash on hand.

During August 2004 we entered into a stock subscription agreement with an accredited investor to purchase 31,818,180 shares of common stock at $.22 per share, or $7,000,000, over the period September 6, 2004 - October 18, 2004. At
September 10, 2004 we have not received any funds and are currently negotiating revised terms.

We do not have the cash available at this time to satisfy our cash requirements over the next month based upon our current rate of expenses. We will need to secure a minimum of $12,000,000 to satisfy requirements for the next 12 months of operations, which includes a minimum of $5,000,000 to finance our planned expansion (6-9 months) efforts. Funds will be used for product development, capital procurement and personnel. In order to become profitable we may still need to secure additional debt or equity funding. We have no source of funding identified except for $7,000,000 identified above. Our failure to secure additional funds could impair or delay our ability to implement our business plan.

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

In January 2004, we signed a loan agreement for $1,500,000 for the procurement of a DC-9 to use to for research and development and marketing. This was funded with a $1,500,000 six (6) month promissory note from the United Bank and Trust
Company, with interest based upon the Bank Prime Rate plus 0.5%. The note was subsequently extended for an additional six (6) months and is currently due
January 16, 2005. The loan is guaranteed by the President of the Company, two other shareholders of the Company and a company controlled by one of the shareholders. In connection with the guarantee of the loan by one of our shareholders, a company related to this guarantor-shareholder is listed as the co-owner of the asset. This co-ownership is only effective for the period of the guarantee. We have voting control of all matters related to the aircraft.
Through July 31, 2004 we have incurred approximately $1,470,000 for the installation and testing of equipment on the plane and the upgrade of the cabin facilities for demonstration and marketing purposes. We estimate we will spend an additional $500,000 to finalize our test and to complete the desired upgrades and enhancements.

We may experience problems, delays, expenses, and difficulties sometimes encountered by an enterprise in our stage of development, many of which are beyond our control. These include, but are not limited to, unanticipated problems relating to the development of the system, production and marketing problems, additional costs, funding and expenses that may exceed current estimates, and competition.

Future Plans

We plan to accomplish the following in the future. We need additional funds to finance our business development in the next 12 months, as set forth below, but we are not committed to make any of these expenditures. As previously indicated, we do not have sufficient funding to complete this work. We hope to be able to raise additional funds from an offering of our stock or other investment options available to us in the future. However, this stock offering may not occur, or if it occurs, may not raise the desired funding. If we fail to secure adequate funds to accomplish the objectives outlined below, we will be able to conduct only limited operations. However, we believe that if we secure the required funding on a timely basis, we can accomplish these objectives within the projected time frames.

EVENT OR MILESTONE                 TIME FRAME FOR IMPLEMENTATION    METHOD OF ACHIEVEMENT          ESTIMATED COST
                                                                                                     [Low/High]

Complete leasing activating and
Engineering upgrades of tower      Aug 1, 2004 - April 30, 2005     Contact owners and complete    $1,200,000-$1,500,000
network                                                             negotiations; conduct site
                                                                    survey, equipment install

Identify, test and upgrade         Aug 1, 2004 - April 30, 2005     Identify airlines, execute     $700,000-$950,000
equipment in aircraft                                               agreement, install, service,
                                                                    FAA aproval

Build out and equip operations     Aug 1, 2004 - November 30, 2004  Construct and test all         $500,000-$750,000
center                                                              operations

Continue research and testing of   Aug 1, 2004 - November 30, 2004  Continue research and testing  $500,000-$750,000 aircraft network

Hire additional employees to       Aug 1, 2004 - February 28, 2005  Interview and hire             $750,000-$900,000
operate network

Identify, test and upgrade         Aug 1, 2004 - April 30, 2005     Identify equipment, execute    $700,000-$850,000
equipment for repair facility                                       agreements, secure contracts
                                                                    for services

We have no sources of financing identified except those identified above and in the notes to our financial statements. Even if we identify sources for such financing:

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

Item 3. Controls and Procedures

The Corporation maintains and is currently undertaking actions to improve disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the
Corporation's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses that are not being addressed in the actions currently being taken to improve our disclosure controls and procedures, particularly in areas such as contract, securities sales, expense and press release review and authorization, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this report in that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the current fiscal quarter. There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

A claim for monies owed in the amount of $126,501.15 for telecommunications usage services, $44,523.58 for termination charges, plus interest, costs and attorneys fees was filed against our subsidiary by XO Communications Inc. ("XO")
in the United States District Court for the Eastern District of Virginia in
2004. The lawsuit relates to a communications agreement with XO to provide us telecommunications services including critical rights to specific locations for use in our network build out. Due to XO's inability to provide the building rights for the specified locations and other breaches, we terminated our agreement. XO subsequently filed suit against our subsidiary. Management believes the suit is without merit and intends to defend the action. The lawsuit is in discovery.

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

Item 2. Changes in Securities

During the quarter May 1, 2004 to July 31, 2004, we issued to one (1) individual
693,722 shares of common stock for $381,547 due to the exercising of warrants at
$.55 per share. We also issued to one individual 650,000 shares of common stock at $.27 per share for $175,000 cash.

In May 2004, we issued to three (3) individuals and two (2) entities 1,150,000 shares of common stock at $.87 per share in connection with the purchase of certain research and development.

In June 2004, we issued to one individual 3,626,667 shares of common stock at
$.27 per share as payment of $991,984 of accrued expenses.

In July 2004, we issued 4,000,000 shares of common stock due to a related party's conversion of 400,000 shares of Preferred "C" stock.

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

Item 3.  Defaults Upon Senior Securities

    NONE

Item 4.  Submission of Matters to a Vote of Securities Holders

    NONE

Item 5.  Other Information

    NONE

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed as part of this Form 10-QSB.

        31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
               Officer, James Kent
        32.1 Section 1350 Certification, James Kent

(b) Reports on Form 8-K.

        8K filed July 28, 2004, reporting change of accountant
        8K filed July 28, 2004, reporting appointment of board member

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SKYWAY COMMUNICATIONS HOLDING CORP.

    Date: September 13, 2004      /s/ James Kent
                                  JAMES KENT
                                  Chief Executive and
                                  Chief Financial Officer
                                  (Principle Financial and Accounting Officer)