Form 10QSB
period 2004-10-31
SKYWAY COMMUNICATIONS HOLDING CORP
filed 2004-12-20
CIK 1128723

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934.

                For the quarterly period ended October 31, 2004.

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

                                 YES (X) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 1, 2004: 216,532,058

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                       SKYWAY COMMUNICATIONS HOLDING CORP.

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

        Consolidated Balance Sheet as of October 31, 2004............... 3

        Consolidated Statements of Operations for the three and
        six months ended October 31, 2004 and 2003 and for the
        period April 24, 2002 (date of inception) through October 31,
        2004............................................................ 5

        Consolidated Statements of Cash Flows for the six months ended
        October 31, 2004 and 2003 and for the period April 24, 2002
        (date of inception) through October 31, 2004.................... 6

        Notes to Consolidated Financial Statements...................... 8

        Management's Discussion and Analysis of Financial Condition and
Item 2. Results of Operations (including cautionary statement).......... 17

Item 3. Controls and Procedures......................................... 22

PART II. OTHER INFORMATION

PART I

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          (A Development Stage Company)

                CONSOLIDATED BALANCE SHEET AS OF OCTOBER 31, 2004
                                   (UNAUDITED)
________________________________________________________________________________

ASSETS

  Cash                                                    $      15,917
  Accounts receivable, net                                       89,986
  Employee advance                                               41,062
  Prepaid expense                                               343,106
  Other receivable                                               10,973
  Notes receivable                                              325,000
         Total Current Assets                                   826,044

PROPERTY AND EQUIPMENT, net                                   1,284,130

OTHER ASSETS:
  Property and equipment in progress                          4,323,570
  Deposits and other                                            420,007
         Total Other Assets                                   4,743,577

TOTAL                                                     $   6,853,751
                                                          ==============

                                                                 Continued

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          (A Development Stage Company)

                CONSOLIDATED BALANCE SHEET AS OF OCTOBER 31, 2004
                                   (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                      $   2,166,767
    Accrued payroll                                             349,777
    Accrued interest                                             23,085
    Due to SkyWay Global                                        319,669
    Due to related party                                      1,378,174
    Sales tax payable                                           114,482
    Notes payable                                             1,503,600
    Other loans payable                                         112,200
    Deferred rent                                               185,596
    Current portion of capital lease obligation                  11,449
    Other current liabilities                                     4,755
           Total Current Liabilities                          6,169,554

CAPITAL LEASE OBLIGATION                                         28,718
NOTE PAYABLE- RELATED PARTY                                     900,000

         Total Liabilities                                    7,098,272

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value, 10,000,000
   shares authorized:
  Series A convertible preferred stock,
         1,000,000 shares issued and outstanding                    100
  Series B convertible preferred stock,
       1,000,000 shares issued and outstanding                      100
  Series C convertible preferred stock,
       982,000 shares issued and outstanding                         98
  Series D convertible preferred stock,
       85,000 shares issued and outstanding                           9
Common stock, $.0001 par value, 2,500,000,000 shares
  authorized, 175,120,024 shares issued and outstanding          17,512
Warrant Receivable                                             (470,250)
Deferred Stock Compensation                                    (162,000)
Capital in excess of par value                               35,863,867
Deficit accumulated during the development stage            (35,493,957)
       Total Stockholders' Deficit                             (244,521)

TOTAL                                                     $   6,853,751
                                                          ==============

________________________________________________________________________________

See notes to consolidated financial statements.

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
____________________________________________________________________________________________________________________________________

                                                                                                                  For the period
                                                For the three    For the three    For the six     For the six     April 24, 2002
                                                 months ended     months ended    months ended    months ended       (date of
                                                  October 31,      October 31,     October 31,     October 31,    incorporation) to
                                                     2004             2003            2004            2003        October 31, 2004

REVENUES
 Products                                        $      45,530   $           -    $      309,670   $          -    $      309,670
 Services                                               43,507               -            66,978              -           117,982
     Total Revenues                                     89,037               -           376,648              -           427,652
COST OF GOODS SOLD                                     (20,899)              -          (223,951)             -          (223,951)
GROSS PROFIT                                            68,138               -           152,697              -           203,701

EXPENSES:
 Selling                                             1,351,418          32,047         1,543,998         79,649         6,905,183
 General and administrative                          4,459,955       2,044,293         8,543,101      5,349,744        23,105,392
 Impairment of technology rights                             -               -                 -              -         1,023,800
 Impairment of property and equipment                        -               -                 -              -           235,750
 Impairment of property and equipment in
   progress                                            433,000               -           433,000              -           433,000
 Research and development                             (174,874)        319,712         1,885,001        529,047         3,852,619
     Total expenses                                  6,069,499       2,396,052        12,405,100      5,958,440        35,555,744

OPERATING LOSS                                      (6,001,361)     (2,396,052)      (12,252,403)    (5,958,440)      (35,352,043)

OTHER INCOME (EXPENSE):
 Rental Income - Related Party                               -               -                 -              -            26,927
 Interest Expense                                     (121,570)     (1,109,329)         (141,541)    (1,109,866)         (168,841)
     Total Other Income (Expense)                     (121,570)     (1,109,329)         (141,541)    (1,109,866)         (141,914)

LOSS BEFORE INCOME TAXES                            (6,122,931)     (3,505,381)      (12,393,944)    (7,068,306)      (35,493,957)

INCOME TAX EXPENSE (BENEFIT)                                 -               -                 -              -                 -

NET LOSS                                         $  (6,122,931)  $  (3,505,381)   $  (12,393,944)  $ (7,068,306)   $  (35,493,957)
                                                 ==============  ==============   ===============  =============   ===============

NET LOSS PER SHARE - Basic and diluted           $        (.04)  $        (.05)   $         (.08)  $       (.15)
                                                 ==============  ==============   ===============  =============

Weighted average number of shares outstanding      153,897,700      64,837,900       146,736,300     47,188,376
                                                 ==============  ==============   ===============  =============

____________________________________________________________________________________________________________________________________

See notes to consolidated financial statements.

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
_______________________________________________________________________________________________________

                                                                                         For the period
                                                        For the six     For the six      April 24, 2002
                                                        months ended    months ended        (date of
                                                        October 31,      October 31,     incorporation) to
                                                           2004             2003         October 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                              $ (12,393,944)   $ (7,068,306)    $ (35,493,957)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
 Depreciation                                                148,047          49,737           273,549
 Impairment of technology rights                                   -               -         1,023,800
 Impairment of property and equipment                              -               -           235,750
 Impairment of property and equipment in progress            433,000               -           433,000
 Purchased research and development                        1,338,500               -         1,338,500
 Loss on sale of property and equipment                       12,718               -            36,320
 Provision for bad debts                                       5,557               -             6,057
 Non-cash services rendered for stock and warrants         6,078,233       4,362,644        18,992,866
 Non-cash other                                               63,455         296,303           359,758
 Changes in assets and liabilities:
     Accounts receivable                                     (86,564)              -           (96,043)
     Employee advances, net                                  (13,537)           (500)          (41,111)
     Prepaid expenses                                       (230,578)        (51,580)         (343,105)
     Receivable due from related party, net                   10,833               -                 -
     Other receivable                                            932               -           (10,974)
     Deposits and other                                      (24,147)              -          (420,007)
     Accounts payable                                      1,633,268          (8,652)        2,341,260
     Accrued payroll                                         230,400         189,666           349,778
     Accrued interest                                          8,806           1,771            23,085
     Sales tax payable                                        (2,345)              -           114,482
     Deferred rent                                            11,716         197,055           185,596
     Other accrued expenses                                    4,755               -           996,739
NET CASH USED IN OPERATING ACTIVITIES                     (2,770,895)     (2,031,862)       (9,694,657)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Advances to related party, net                                    -         (51,382)                -
 Payment for technology rights                                     -               -        (1,000,000)
 Payments for property and equipment in progress            (980,321)              -        (3,256,570)
 Proceeds from sale of property and equipment                 68,706               -           104,706
 Payments for property and equipment                        (563,313)       (445,507)       (1,890,712)
 Notes receivable                                           (315,904)              -          (315,904)
NET CASH USED IN INVESTING ACTIVITIES                     (1,790,832)       (496,889)       (6,358,480)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on capital lease obligations                        (3,578)              -            (3,578)
 Advances from related party converted to
   preferred stock                                                 -               -         1,564,015
 Advances from related parties, net                        1,373,095         247,069         1,637,042
 Proceeds from notes payable, related party                  900,000               -           900,000
 Proceeds from other loans payable                           112,200               -           112,200
 Proceeds from issuance of common stock                      375,000       2,573,329        10,841,870
 Proceeds from exercise of stock warrants                    147,500               -         1,338,808
 Payments on notes payable                                   (25,000)       (250,000)         (275,000)
 Payments of stock offering costs                                  -               -           (46,303)
NET CASH PROVIDED BY FINANCING ACTIVITIES                  2,879,217       2,570,398        16,069,054

NET (DECREASE) INCREASE IN CASH                           (1,682,510)         41,647            15,917
CASH AT BEGINNING OF PERIOD                                1,698,427             741                 -
CASH AT END OF PERIOD                                  $      15,917    $     42,388     $      15,917
                                                       ==============   =============    ==============

                                                                                           Continued

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (UNAUDITED)

                                                                                         For the period
                                                        For the six     For the six      April 24, 2002
                                                        months ended    months ended        (date of
                                                        October 31,      October 31,     incorporation) to
                                                           2004             2003         October 31, 2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION - Interest paid                         $      61,762    $          -     $      74,783
                                                       ==============   =============    ==============

_______________________________________________________________________________________________________

See notes to consolidated financial statements.

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                           (Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2004
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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the
"SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the
United States of America. In the opinion of management, all adjustments
(consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three and six months ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ended
April 30, 2005. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended April 30, 2004 contained in their Form 10-KSB.

Reclassification

The financial statements for periods prior to October 31, 2004 have been reclassified to conform to the headings and classifications used in the October
31, 2004 financial statements.

Consolidation

The consolidated financial statements include the accounts of Parent and
Parent's wholly owned Subsidiary. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Actual results could differ significantly from management's estimates.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenue streams of the Company.

The Company's primary sources of operating revenue at this time is earned from the sale to airlines of equipment (SkyWay Media Servers and spares) which is intended to distribute entertainment content consisting of on demand movies/video and audio, infomercials and sponsor supported advertising and commercials, and wireless connection services. Revenue is recorded at the completion of the services for wireless connection services, and at the time the equipment is shipped for sales of media servers to an airline customer. For contracts which exceed one month, revenue is recognized on a straight-line basis over the term of the contract as services are provided. Revenues applicable to future periods are classified as deferred revenue until earned.

Property and Equipment in Progress

Statement of Financial Accounting Standards 144, "Accounting for the Impairment
or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. At October 31, 2004 the Company's management evaluated their long-lived assets and determined that $433,000 of property and equipment in progress was impaired and was written off.

Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 148
"Accounting for Stock-Based Compensation - Transition and Disclosure". This
statement amends FASB statement No. 123, "Accounting for Stock Based
Compensation". It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by
SFAS No. 148, the Company continues to apply the intrinsic value method under
Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued
to Employees," to account for its stock-based employee compensation arrangements. Had the Company's compensation expense for stock-based compensation plans been determined based upon fair values at the grant dates for awards under this plan in accordance with SFAS No. 123, "Accounting for
Stock-Based Compensation," its net loss and pro forma net loss per share amounts would not have been materially different.

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

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses since its inception, has negative working capital, has experienced and continues to experience negative cash flows from operations, and is currently not meeting its operating obligations. In addition, the Company expects to have ongoing requirements for additional capital investment to implement its business plan. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, through additional sales of the Company's common stock, or other financing activities. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - ACQUISITION OF ASSETS

On May 21, 2004 the Company purchased from WEMS selected intellectual assets and rights to service contracts with one airline for use in an in-flight entertainment system. The cost of this transaction was 1,150,000 shares of the
Company's common stock valued at $1,000,500 (based on the market price of shares at the date of acquisition), $100,000 and 550,000 warrants, at prices of $.59 -
$.79 per share. The warrants are exercisable within one (1) year of closing date, which can be extended for another year if a certain quantity of warrants are exercised. The total cost of the transaction was $1,438,500 and has been expensed in the first quarter of fiscal 2005 as "purchased research and development."

NOTE 4 - EQUITY

Common Stock

The Company has authorized 2,500,000,000 shares of common stock with a par value of $.0001.

On September 29, 2004, the Company filed an S-8 registration statement for the issuance of common stock to various individuals for services. The plan allows for 15,000,000 million shares to be issued, and through October 2004, the
Company issued 8,886,754 shares of common stock with a fair market value of
$1,968,327 for services of $1,663,292 and accrued expenses of $305,035. Of this amount, $162,000 remains in prepaid expenses at October 31, 2004 and is classified as deferred stock compensation on the accompanying balance sheet. As of December 1, 2004, the Company has issued a total of 10,723,788 shares and reserved 4,181,170 shares for specific future issuances and has 95,042 shares remaining.

In the second quarter of fiscal year end 2005, the Company issued 426,140 shares of common stock due to the exercising of warrants. The Company recorded $234,377 as warrants receivable. In addition, the Company issued 2,000,000 shares of common stock due to the exercising of warrants issued for consulting services and expensed $2,125,000 related to these services.

In October 2004, the Company issued 14,300,000 shares of common stock due to the conversion of 1,430,000 shares of Preferred "C" stock.

During August 2004, the Company issued an additional 4,433,974 shares of common stock related to previous common stock purchases, whereby the number of shares were underissued as a result of recalculating the number of shares to be issued, due to an adjustment in the market price of the shares.

During August 2004, the Company issued 1,000,000 shares of common stock for
$200,000 in cash.

During August 2004, the Company cancelled 1,455,770 shares of common stock previously issued due to the funds received actually being a loan from a related party, rather than a sale of the Company's common stock.

In the first quarter of fiscal year end 2005, the Company issued 693,722 shares of common stock for $381,547 due to the exercising of warrants. The Company received cash proceeds of $147,500 from the warrant exercises and recorded
$234,047 as warrants receivable. In addition the Company issued 650,000 shares of common stock for $175,000 in cash.

In May 2004 the Company issued 1,150,000 shares of common stock for the purchase of intellectual assets and rights to service contracts with one airline for use in an in-flight entertainment system. The shares of common stock were valued at
$1,000,500. In addition, the Company issued 550,000 warrants, at prices of $.59
- $.79 per share valued at $338,000. The warrants are exercisable within one (1)
year of closing date, which can be extended for another year if a certain quantity of warrants are exercised (see Note 3).

In June 2004, the Company issued 3,626,667 shares of common stock as payment of
$991,984 of accrued expenses.

In July 2004, the Company issued 4,000,000 shares of common stock due to a related party's conversion of 400,000 shares of Preferred "C" stock.

For the six month period ended October 31, 2004, the Company recorded amortization of deferred compensation related to stock issuances in the prior year aggregating $2,451,942.

Stock Issuances

From November 1, 2004 through December 1, 2004:

        o The Company issued 2,600,000 shares of common stock in connection with employees exercising stock options under the 2004 Non-Qualified Stock
          Award Plan (Note 7).
        o The Company issued 125,000 shares of restricted stock to a related party for $25,000.
        o The Company issued 8,850,000 shares of common stock in connection with the conversion of 885,000 shares of Preferred C stock.
        o The Company issued 1,837,034 shares of common stock, under a previously registered Form S-8 filing, to pay $332,394 of accrued expenses.
        o The Company issued and placed in escrow 28,000,000 shares of restricted stock in connection with the duPont subscription agreement noted below.

Stock Options

In July 2004, the Company entered into a consulting agreement with a newly appointed board member with a minimum 1 year term starting July 1, 2004. Either party can terminate the agreement with 30 days notification. The consultant shall receive a monthly retainer for services performed in the amount of $8,334, provided he dedicates an average of 12 to 15 hours per week supporting the
Company. In addition to the monthly retainer, he was awarded a total of 100,000 stock options at $.68 per share which will vest as of July 1, 2005. The options will expire July 1, 2009. On November 30, 2004 this board member resigned, and as the stock options were not yet vested they were voided.

Subscription Agreement

During August 2004 the Company entered into a stock subscription agreement with
duPont Investment Fund #57289 ("duPont"), an affiliate, to purchase 31,818,180 shares of common stock at $.22 per share, or $7,000,000, over the period
September 6, 2004 - October 18, 2004. At October 31, 2004 the Company had not
received any funds under this agreement. During November 2004, the terms of this agreement were revised and are currently being finalized. Under the revised terms the Company has issued and placed in escrow 28,000,000 shares of restricted stock to be exchanged for a DC9 aircraft, estimated to be valued at
$5,880,000, based on the fair market value of the shares on the date of issue.
Should the transaction be completed and the Company receive the aircraft, it will be recorded at the fair market value of the common shares issued adjusted for any reduction caused by the fair market value of the aircraft being less than the value of the common shares issued being charged to operations as purchased research and development.

Consulting Agreement

During September 2004, the Company entered into a consulting agreement with
duPont. duPont is to be compensated with 5,000,000 shares of common stock that is to be registered in a future Form S-8 Registration Statement. The term of the agreement is two (2) years and may be terminated at any time by either party. As of October 31, 2004 no services have been provided under this agreement and no stock has been issued.

Estimated Fully Diluted Equity Information

As of October 31, 2004, the company has the following number of potentially convertible shares of common stock related to convertible preferred stock, warrants, and stock options:

For conversion of series A preferred stock                      100,000,000
For conversion of series B preferred stock                      200,000,000
For conversion of series C preferred stock                        9,820,000
For conversion of series D preferred stock                        8,500,000
Outstanding Warrants                                             18,441,766
Outstanding Options                                                 728,333
Stock to be issued under S-8 filing dated 9-28-04                 6,113,246
    Common shares issuable upon conversions and exercises       343,603,345

Shares outstanding as of October 31, 2004                       175,120,024

Shares issued in escrow subsequent to October 31, 2004           28,000,000

  Estimated common shares after conversions and exercises       546,723,369
                                                                ===========

NOTE 5- OTHER COMMITMENTS AND CONTINGENCIES

During the period covered by these financial statements the Company issued shares of common stock without registration under the Securities Act of 1933.
Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor"
exemptions from registration, it could be liable for rescission of the sales if such exemptions were found not to apply and this could have a material negative impact on the Company's financial position and results of operations. In addition, the Company issued shares of common stock pursuant to Form S-8 registration statements. The Company believes that it complied with the requirements of Form S-8 in regard to these issuances, however if it were determined that there were violations of the provisions of Form S-8 the Company could be subject to enforcement proceedings.

During the period covered by these financial statements the Company issued several press releases and filed Form 8-K's related to certain financing transactions and the projected valuation of the Company. The Company believes that certain statements made in those press releases need to be clarified and updated and need to include additional and current information for fair disclosure. In addition, the Company did not timely file with the corresponding
8-K filings, or amend its 8-K filings to include when immediately available, certain material agreements or documentation underlying the disclosure made in those press releases or 8-K filings.

Prior to this 10QSB, the Company has amended its 8-K filings to include all material documentation it has and where necessary to amend certain statements included in the original 8-K filings. Although the Company believes that it has undertaken corrective actions with respect to the filings of appropriate 8-K reports and exhibits, the Commission could review these filings and undertake enforcement proceedings against the Company if it concluded that such action was warranted.

During the periods covered by these financial statements certain officers and directors sold shares of common stock and did not file all of the required reports with the Securities and Exchange Commission.

Capital Lease Agreement

During September 2004, the Company entered into a capital lease agreement for equipment used in its operations. The lease contains an option to purchase the equipment at the end of the lease term for $1. Future minimum lease payments under this agreement are as follows:

 April 30
   2005                                                     $     9,588
   2006                                                          19,176
   2007                                                          19,176
   2008                                                           6,392
   Total minimum lease payments                                  54,332
   Less amount representing interest                            (14,165)
   Present value of future minimum lease payments                40,167
   Less current maturities                                      (11,449)
   Capital lease obligations, net of current maturities     $    28,718
                                                            ============

Depreciation under this capital lease was $1,458 for the six months ended
October 31, 2004.

Operating Lease Agreements

During the second quarter of 2005, the Company entered into several additional lease agreements for tower sites utilized in its network. Additional future minimum rental payments under these agreements aggregate approximately $515,000.

Consulting Commitment

During October 2004, the Company entered into an agreement with a non related party to provide them with investor relations consulting services commencing in
November 2004. Monthly fees for these services approximate $22,500. The term of this agreement is one (1) year and during the first six (6) months the compensation is to be paid in free trading common stock, valued at the average closing price for the preceding five (5) days, discounted 10%. After the first six (6) months of this agreement, the compensation package will be reformulated based on the Company's cash position. These shares will be issued monthly commencing in November 2004.

Other Loans Payable

During the second quarter 2005, the Company received $112,200 from various individuals as short-term loans. The loans were provided without interest and are due on demand.

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

A claim for monies owed in the amount of $77,207 plus interests, costs, attorney's fees and related amounts was filed against the Company and
Transdigital Communications Corporation by The Living Earth, Inc. in the United
States District Court, District of Montana in 2004. The lawsuit relates to amounts claimed to be owed to Plaintiff by Transdigital that Plaintiff contends were assumed by the Company incident to its purchase of various assets formerly owned by Transdigital. On November 17, 2004, the Company negotiated a settlement of this matter and paid Living Earth with 54,348 shares of common stock valued at $12,500.

On December 15, 2004, the Company was notified by unrelated legal counsel that a complaint had been filed on December 14, 2004 against Skyway, James Kent, CEO and CFO, and Brent Kovar, President, in U.S. Federal District Court, Eastern
District of Arkansas, File #2004CV00405. We have not been able to obtain a copy of the complaint but once we have reviewed it we will provide an update on form
8K. We intend to vigorously defend our self and our officers in this matter."

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

NOTE 6 - OTHER RELATED PARTY TRANSACTIONS

Advances from Related Party

During the first six months of 2005, the Company borrowed funds aggregating
$1,429,205 from its President to meet its short-term cash needs. These amounts were advanced without interest and are due on demand. Interest at an annual rate of 12% is being accreted to additional paid in capital as contractually no interest will be paid. At October 31, 2004 the Company owed the President
$1,269,105.

During the first six months of 2005, the Company borrowed funds from other
Officers of the corporation aggregating $60,062. These amounts were advanced without interest and are due on demand. At October 31, 2004 the Company owed these other Officers $54,902.

Note Receivable

In May 2004, the Company issued a note in the amount of $325,000 to Bruce Baker.
The note bears 6% annual interest and is due on December 31, 2004. The terms of the note are currently being revised to extend the due date until June 30, 2005.

Notes Payable

During August 2004, the Company received a $900,000 loan from a related party.
The note is due August 1, 2006 and bears interest at an annual rate of 12%.

NOTE 7 - SUBSEQUENT EVENTS

Stock Options

During November 2004, the board of directors approved the 2004 Non-Qualified
Stock Award Plan ("the Plan"). These shares were deemed to be registered under the September 28, 2004 S-8 filing. The Plan provided 2.6 million stock options
(to four employees) to purchase 2.6 million shares of common stock. The options are exercisable at an exercise price equal to the 90% of the lowest bid price on the date of exercise. The options vest immediately, and as of December 1, 2004, all have been exercised.

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
(i) We have incurred significant losses since our inception, have negative working capital, have experienced and continue to experience negative cash flows from operations, and are not able to meet our current obligations. (see Note 2 to the financial statements); (ii) any material inability of us to successfully internally develop our products; (iii) any adverse effect or limitations caused by Governmental regulations; (iv) any adverse effect on our cash flow or on our ability to obtain acceptable financing in connection with our growth plans; (v)
any increased competition in our business; (vi) any inability of us to successfully conduct our business in new markets; and (vii) other risks including those identified in our filings with the Securities and Exchange
Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

Overview

The following discussion should be read in conjunction with the financial statements for the period ended October 31, 2004 included with this Form 10-QSB.

Operating results for the three and six months ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ended
April 30, 2005. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended April 30, 2004 contained in our Form
10-KSB.

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
Therefore, all financial information presented in this 10-QSB includes Sky Way

Aircraft's standalone results from the period April 24, 2002 (date of incorporation) to June 21, 2003 and the consolidated companies' results from
June 2003 to October 31, 2004.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2004 VS. THE THREE
MONTHS ENDED OCTOBER 31, 2003

During the three months ended October 31, 2004 and October 31, 2003 we generated revenues of approximately $89,000 ($49,100 was due to sales and testing of equipment and $39,900 was due to wireless and DSL services) and $0, respectively. During November 2004 we continued to generate revenues which were approximately $19,600.

During the three months ended October 31, 2004 we incurred selling, general and administrative expenses approximating $5,811,400. These expenses consisted of advertising including product research and development, marketing and sales, trade shows, consulting fees, payroll, rent, travel, accounting and legal fees that allowed us to continue developing our infrastructure and industry contacts necessary for our services. During the three months ended October 31, 2003, selling, general and administrative expenses approximated $2,076,300. The increase of approximately $3,735,100 or 180% was the result of significant funding that we raised through the issuance of common stock that allowed us to dedicate resources to our development plans. In addition, the Company recorded approximately $4,331,000 in non-cash stock compensation in 2004.

During the three months ended October 31, 2004 and 2003, we determined that approximately $433,000 and $0, respectively, of our property and equipment in progress was impaired.

Our research and development costs related to the development of our data center, ground networks and airborne DC9 testing platform resulted in a negative expense approximating $174,900 during the three months ended October 31, 2004.
The negative expense was due to a change in estimate resulting from an over accrual at the end of the first quarter. The over accrual amounted to $300,000 and was related to two vendors whose invoices we did not receive prior to reporting on the first quarter. The change in estimate is not material to our net loss and therefore we are not amending the first quarter 10QSB. During the three months ended October 31, 2003 we incurred approximately $319,700 in research and development costs.

As a result of the above our net loss for the three months ended October 31,
2004 was approximately $6,122,900, an increase of approximately $2,617,500 or
75% from our loss for the three months ended October 31, 2003 of approximately
$3,505,400.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2004 VS. THE SIX
MONTHS ENDED OCTOBER 31, 2003

During the six months ended October 31, 2004 and October 31, 2003 we generated revenues of approximately $376,600 ($309,700 was due to sales of equipment and
$67,000 was due to wireless and DSL services) and $0, respectively.

During the six months ended October 31, 2004 we incurred selling, general and administrative expenses approximating $10,087,100. These expenses consisted of advertising including product research and development, marketing and sales, trade shows, consulting fees, payroll, rent, travel, accounting and legal fees that allowed us to continue developing our infrastructure and industry contacts necessary for our services. During the six months ended October 31, 2003, selling, general and administrative expenses approximated $5,429,400. The increase of approximately $4,657,700 or 86% was the result of significant funding that we raised through the issuance of common stock that allowed us to dedicate resources to our development plans. In addition, the Company recorded approximately $6,078,000 in non-cash stock compensation in 2004.

During the six months ended October 31, 2004 and 2003, we determined that approximately $433,000 and $0, respectively, of our property and equipment in progress was impaired.

Our research and development costs related to the development of our data center, ground networks and airborne DC9 testing platform approximated
$1,885,000 during the six months ended October 31, 2004. During the six months ended October 31, 2003 we incurred approximately $529,000 in research and development costs. The increase of approximately $1,356,000 or 256% was the result of significant funding that we raised through the issuance of common stock that allowed us to dedicate resources to our development plans.

As a result of the above our net loss for the six months ended October 31, 2004 was approximately $12,393,900, an increase of approximately $5,325,600 or 75%
from our loss for the six months ended October 31, 2003 of approximately
$7,068,300.

LIQUIDITY AND CAPITAL RESOURCES

From our inception on April 24, 2002 to October 31, 2004, we incurred operating losses of approximately $35,494,000. This loss principally consisted of the following non-cash operating expenses: approximately $19,353,000 was from stock based compensation expense and other non-cash expenses, $1,339,000 was from purchased research and development and $1,693,000 was due to the impairment of technology rights, and property and equipment and property and equipment in progress. At October 31, 2004 we had a net working capital deficit of approximately $5,344,000. We are currently not able to meet our payroll needs or pay our current liabilities in a timely manner. Net cash used in operating activities for the period from April 24, 2002 to October 31, 2004 was approximately $9,695,000. Net cash used from investing activities from our inception on April 24, 2002 to October 31, 2004 was approximately $6,359,000 and principally consisted of the following: approximately $5,147,000 was for the purchase of property and equipment, and property and equipment in progress,
$1,000,000 was for the purchase of technology rights and $316,000 was advanced to Bruce Baker for a note receivable. The note bears 6% annual interest and is due December 31, 2004. We funded these needs primarily through the sale of common stock, notes and advances from related parties (approximately $1,564,000 of which was converted to common stock), and proceeds from the exercise of stock options, which have provided us approximately $12,200,000.

As a result of the above, as of October 31, 2004, we had a cash position of approximately $16,000.

After paying other operating items, funding additional equipment purchases, and receiving funding as discussed above from November 1, 2004 through December 1,
2004, we currently have $176,000 cash on hand.

During August 2004 we entered into a stock subscription agreement with duPont
Investment Fund #57289 ("duPont"), an affiliate, to purchase 31,818,180 shares of common stock at $.22 per share, or $7,000,000, over the period September 6,
2004 - October 18, 2004. At October 31, 2004 we have not received any funds under this agreement. During November 2004, the terms of this agreement were revised and are currently being finalized. Under the revised terms the Company has issued and placed in escrow 28,000,000 shares of restricted stock to be exchanged for a DC9 aircraft, estimated to be valued at $5,880,000 based on the fair market value of the shares on the date of issue.

We do not have the cash available at this time to satisfy our cash requirements over the next month based upon our current rate of expenses. We will need to secure a minimum of $20,000,000 to satisfy requirements for the next 12 months of operations, which includes a minimum of $5,000,000 to finance our planned expansion (6-9 months) efforts. Funds will be used for product development, capital procurement and personnel. In order to become profitable we may still need to secure additional debt or equity funding. We have no source of funding identified. Our failure to secure additional funds could impair or delay our ability to implement our business plan.

We entered into a Purchase Agreement dated as of February 20, 2004, by and between us, Sky Way Global, LLC, a Nevada Limited Liability Company, an
affiliate of which Mr. Brent Kovar and Ms. Joy Kovar are principals, under which we acquired all right, title and interest to United States patent number
6587887, granted July 1, 2003, and entitled "Digital data transmission utilizing vector coordinates within a hyperbola model." We paid to Global the sum of
$1,000,000 cash, subject to reclassification. The Parties agreed to work in good faith to secure as soon as practical a written valuation of the U.S. Patent from a mutually agreeable, third party, independent, recognized expert with expertise in areas relating to the U.S. Patent and its value. The valuation need only state the value to be in excess of $1,000,000 or not in excess of $1,000,000;
provided, however if not in excess of $1,000,000, the expert shall state a specific dollar valuation. The expert must state all reasons for the valuation in detail. If the valuation is less than $1,000,000, the difference shall be reclassified on our books and reported to the IRS and SEC as compensation to
Global and thus Global's affiliates. At the current time, the valuation has not been completed.

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
Through October 31, 2004 we have incurred approximately $1,909,000 for the installation and testing of equipment on the plane and the upgrade of the cabin facilities for demonstration and marketing purposes. We estimate we will spend an additional $750,000 to finalize our aircraft testing and to complete the desired equipment and systems upgrades and enhancements.

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

During the period covered by these financial statements the Company issued shares of common stock without registration under the Securities Act of 1933.
Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor"
exemptions from registration, it could be liable for rescission of the sales if such exemptions were found not to apply and this could have a material negative impact on the Company's financial position and results of operations. In addition, the Company issued shares of common stock pursuant to Form S-8 registration statements. The Company believes that it complied with the requirements of Form S-8 in regard to these issuances, however if it were determined that there were violations of the provisions of Form S-8 the Company could be subject to enforcement proceedings.

During the period covered by these financial statements the Company issued several press releases and filed Form 8-K's related to certain financing transactions and the projected valuation of the Company. The Company believes that certain statements made in those press releases need to be clarified and updated and need to include additional and current information for fair disclosure. In addition, the Company did not timely file with the corresponding
8-K filings, or amend its 8-K filings to include when immediately available, certain material agreements or documentation underlying the disclosure made in those press releases or 8-K filings. See Item 3 for a discussion of Controls and
Procedures.

Prior to this 10QSB, the Company has amended its 8-K filings to include all material documentation it has and where necessary to amend certain statements included in the original 8-K filings. Although the Company believes it has undertaken corrective actions with respect to the filing of appropriate 8-K reports and exhibits, the Commission could review these filings and undertake enforcement proceedings against the Company if it concluded that such action was warranted. See Item 3 for a discussion of Controls and Procedures.

During the periods covered by these financial statements certain officers and directors sold shares of common stock and did not file all of the required reports with the Securities and Exchange Commission. See Item 3 for a discussion of Controls and Procedures.

On December 15, 2004, the Company was notified by unrelated legal counsel that a complaint had been filed on December 14, 2004 against Skyway, James Kent, CEO and CFO, and Brent Kovar, President, in U.S. Federal District Court, Eastern
District of Arkansas, File #2004CV00405. We have not been able to obtain a copy of the complaint but once we have reviewed it we will provide an update on form
8K. We intend to vigorously defend our self and our officers in this matter."

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

EVENT OR MILESTONE                     TIME FRAME FOR IMPLEMENTATION     METHOD OF ACHIEVEMENT          ESTIMATED COST
                                                                                                           [Low/High]

Complete leasing activating and
Engineering upgrades of tower          Dec 1, 2004 - June 30, 2005       Contact owners and complete    $1,200,000-$1,500,000
network                                                                  negotiations; conduct site
                                                                         survey, equipment install

Identify, test and upgrade equipment   Dec 1, 2004 - June 30, 2005       Identify airlines, execute     $700,000-$950,000
in aircraft                                                              agreement, install, service,
                                                                         FAA approval

Build out and equip operations center  Dec 1, 2004 - June 30, 2005       Construct and test all         $1,000,000-$1,500,000
                                                                         operations

Continue research and testing of       Dec 1, 2004 - June 30, 2005       Continue research and testing  $500,000-$750,000
aircraft network

Hire additional employees to operate   Dec 1, 2004 - April 30, 2005      Interview and hire             $900,000-$1,200,000
network

Identify, test and upgrade equipment   Dec 1, 2004 - April 30, 2005      Identify equipment, execute    $700,000-$850,000
for repair facility                                                      agreements, secure contracts
                                                                         for services

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

In May 2004 we entered into a sales and marketing agreement with The Titan
Corporation. We have been notified that on December 31, 2004 Titan will cancel the agreement under its current terms. As of December 15, 2004, neither party has provided any services under the contract.

Item 3. Controls and Procedures

We maintain and are currently undertaking actions to improve disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.
As of the end of the period covered by this report, the Corporation's Chief
Executive Officer and Chief Financial Officer ("CEO/CFO"evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, our CEO/CFO has discovered a potential material weakness in our disclosure controls as they relate to press releases and 8K filings (see below).
Our CEO/CFO's evaluation also continued to find weaknesses in the areas of securities sales and expense and contract review and authorization. Our CEO/CFO believes that the weaknesses, other than in the area of press releases and 8K disclosure, are not yet significant due to controls put in place during the previous quarter and compensating controls, such as the detailed review of these areas during the preparation of our quarterly report.

These weaknesses are currently being addressed in the actions currently being taken to improve our disclosure controls and procedures and our CEO/CFO concluded that our disclosure controls and procedures, combined with compensating controls are effective as of the end of the period covered by this report in that information required to be disclosed in this 10QSB has been recorded, processed, summarized and reported within the current fiscal quarter.
Although there was a change in our internal controls over press releases and 8-K disclosure during the quarter, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The following is summary of the weaknesses and deficiencies that have been identified:

o Material weakness related to inadequate or ineffective policies for disclosing and documenting transactions. We identified a material weakness in our controls relating to certain non-accounting disclosure and documentation. We discovered instances where certain corporate documents were not filed on Form 8-K or otherwise properly processed. There were instances where press releases and 8-K disclosures were lacking in full disclosure and certain documentation following the reported financing arangments was not completed and/or filed in connection with the respective filings. Furthermore, although Management believes that it made certain forward looking statements in good faith at the time of the disclosure those statements may not have been strong enough to effectively communicate the risks if such financing arrangements were not completed.

  Related to this weakness there was an instance where selective disclosure was made in connection with a valuation report paid for by one of our investors. We are filing those portions of the valuation report that were selectively disclosed in an amended 8-K/A filed on December 20, 2004 amending the original 8-K filed on December 1, 2004.

Other amended 8-K filings as a result of this weakness:

        o Form 8-K originally filed November 15, 2004 - This reported a press release titled " The duPont Investment Fund 57289, Inc. Satisfies $7
          Million Funding Agreement with SkyWay Communications Holding Corp." We amended our Form 8-K filing to state that, although the shares and asset involved in this agreement are in escrow, the final agreements have not been completed and signed and that upon completion we will file the agreements in an amended 8-K. This amended Form 8-K was filed on December 20, 2004.

        o Form 8-K originally filed November 17, 2004 - This reported a press release titled "Lantax Prepared To Fund SkyWay Communications Holding
          Corp. With $24 Million." We amended the Form 8-K to state that, although we believed those statements to be true at the time: 1) There is no assurance that we will agree to or meet any of the milestones that will be required to receive the funding and 2) There are no obligations for Lantex to fund the loan amounts. Although we are close to finalizing the milestones required to receive funding, funding cannot be expected until sometime in 2005 and there are no assurance the conditions or the funding itself will take place. This amended
          Form 8-K was filed on December 20, 2004.

        o Form 8-K originally filed August 23, 2004 - This reported a press release titled " Skyway Communication Holding Corp. Receives
          Funding of $900,000." This press release stated that an unrelated individual made the loan to the Company. Subsequent to this release we determined and were advised that the person was related to the Company. We filed an 8-K/A on December 20, 2004 to properly report that the person identified is a related person.

o Deficiencies related to the documentation, review and approval of stock based compensation agreements. At our most recent year end, we previously identified deficiencies in controls related to
  documentation, review and approval of stock based expenses for certain aspects of our operations, such deficiencies primarily resulted in agreements that may have provided significant compensation in excess of the services provided. In addition, these deficiencies resulted in the inability of accounting personnel to properly classify the expenses during monthly closing.

o Defiencies related to non-accounting control matters involving sales of securities by directors and affiliates of the Company. Subsequent to the most recent quarter but before the filing of this 10QSB, certain directors, who are officers, sold a portion of their holdings in the Company and failed to timely file the appropriate reports under Sections 16(a) and
  23(a) of the Securities Exchange Act of 1934. Failure to receive information of these sales may affect the Company's ability to make the required disclosures concerning delinquent filers. The Company has implemented a formal trading policy and discussed additional procedures to assist in assuring that known individuals required to file reports do so in the appropriate time period.

o Potential deficiencies related to the internal control environment. We have determined that for the quarterly periods ended July 31, 2004 and October
  31, 2004, that a subsequent review of these internal controls may find that we incurred deficiencies due to inadequate staffing in our accounting department and the lack of a full-time chief financial officer. While we plan to hire a full time chief financial officer and add accounting personnel when funds become available, inadequate staffing remains an ongiong issue that we will need to address.

As a result of the findings above, we have implemented and will continue to implement the following actions:

o We have established a Code of Ethics.

o We have established a Trading Policy for the entire company.

o We have established a Disclosure Committee and a Corporate Disclosure
  Control Policy .

o We have engaged outside resources to supplement our financial and accounting personnel to support the preparation of financial statements and reports to be filed with the SEC.

o We are establishing procedures to improve our review and processing of non-accounting documentation and contracts.

o We intend to engage additional outside consultants to advise our management on additional enhancements to our internal controls.

Our management is committed to a sound internal control environment. We have committed considerable resources to the aforementioned reviews and remedies. We believe that we have addressed the issues identified above, and we believe that we are in the process of further improving our infrastructure, personnel, processes and controls to help ensure that we are able to produce accurate disclosures and financial statements on a timely basis.

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

A claim for monies owed in the amount of $77,207.00 plus interests, costs, attorney's fees and related amounts was filed against us and Transdigital
Communications Corporation by The Living Earth, Inc. in the United States
District Court, District of Montana in 2004. The lawsuit relates to amounts claimed to be owed to Plaintiff by Transdigital that Plaintiff contends were assumed by us incident to our purchase of various assets formerly owned by
Transdigital. On November 17, 2004, the Company negotiated a settlement of this matter and paid Living Earth with 54,348 shares of common stock valued at
$12,500.

On December 15, 2004, the Company was notified by unrelated legal counsel that a complaint had been filed on December 14, 2004 against Skyway, James Kent, CEO and CFO, and Brent Kovar, President, in U.S. Federal District Court, Eastern
District of Arkansas, File #2004CV00405. We have not been able to obtain a copy of the complaint but once we have reviewed it we will provide an update on form
8K. We intend to vigorously defend our self and our officers in this matter."

Item 2. Changes in Securities

During the quarter August 1, 2004 to October 31, 2004, we issued to one (1)
individual 426,140 shares of common stock for $234,377 due to the exercising of warrants at $.55 per share. We also issued to one individual 1,000,000 shares of common stock at $.20 per share for $200,000 cash.

During October 2004 in connection with a previous S-8 filing, we issued to twelve (12) individuals 8,886,754 shares of common stock for accrued expenses and services of $1,968,327.

In October 2004, we issued 14,300,000 shares of common stock due to conversions of 1,430,000 shares of Preferred "C" stock.

In September 2004, we issued to one (1) entity 2,000,000 warrants for shares of common stock at $1.00 - $1.15 per share as payment of $2,125,000 of services.

During August 2004, the Company issued an additional 4,433,974 shares of common stock related to previous common stock purchases, whereby the number of shares were underissued as a result of recalculating the number of shares to be issued, due to an adjustment in the market price of the shares.

During August 2004, the Company cancelled 1,455,770 shares of common stock previously issued due to the funds received actually being a loan from a related party, rather than a sale of the Company's common stock.

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

        31.1 Rule  13a-14(a)/15d-14(a)  Certification of Chief Financial Officer,  James
             Kent
        32.1 Section 1350 Certification, James Kent

(b) Reports on Form 8-K.

        Form 8K filed August 5, 2004 reporting on Item 5
        Form 8K filed August 18, 2004 reporting on Item 5
        Form 8K/A filed August 20, 2004 reporting on Item 5
        Form 8K filed October 13, 2004 reporting on Item 9.01
        Form 8K filed October 19, 2004 reporting on Item 9.01
        Form 8K filed October 26, 2004 reporting on Items 8.01 and 9.01
        Form 8K filed October 28, 2004 reporting on Item 9.01

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SKYWAY COMMUNICATIONS HOLDING CORP.

                Date:   December 20, 2004          /s/ James Kent
                                                   JAMES KENT
                                                   Chief Executive and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

