Form 10QSB
period 2005-01-31
SKYWAY COMMUNICATIONS HOLDING CORP
filed 2005-03-23
CIK 1128723

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

   (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and
                             Exchange Act of 1934.

                For the quarterly period ended January 31, 2005.

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ___________ to _____________ .

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
                                 YES (X) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 1, 2005: 294,161,629

Transitional Small Business Disclosure Format:
                                 YES ( ) NO (X)

                       SKYWAY COMMUNICATIONS HOLDING CORP.

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

        Consolidated Balance Sheet as of January 31, 2005.................. 3

        Consolidated Statements of Operations for the three
        and nine months ended January 31, 2005 and 2004 and
        for the period April 24, 2002 (date of inception) through
        January 31, 2005................................................... 5

        Consolidated Statements of Cash Flows for the nine months
        ended January 31, 2005 and 2004 and for the period April 24,
        2002 (date of inception) through January 31, 2005.................. 6

        Notes to Consolidated Financial Statements January 31, 2005........ 8

        Management's Discussion and Analysis or Plan of Operations
Item 2. (including cautionary statement)................................... 18

Item 3. Controls and Procedures............................................ 23

PART II. OTHER INFORMATION

PART I
               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          (A Development Stage Company)

                CONSOLIDATED BALANCE SHEET AS OF JANUARY 31, 2005
                                   (UNAUDITED)

ASSETS

  Cash                                                    $    121,180
  Accounts receivable, net                                      54,026
  Employee advances                                             40,284
  Prepaid expenses                                             260,379
  Other receivables                                             16,417
  Notes receivable                                             325,000
         Total Current Assets                                  817,286

PROPERTY AND EQUIPMENT, net                                  1,070,697

OTHER ASSETS:
  Property and equipment in progress                         4,140,646
  Deposits and other                                           419,857
         Total Other Assets                                  4,560,503

TOTAL ASSETS                                              $  6,448,486
                                                          =============

                                                                   Continued

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          (A Development Stage Company)

          CONSOLIDATED BALANCE SHEET AS OF JANUARY 31, 2005 (Continued)
                                   (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable                                            $   2,820,551
    Accrued payroll and related taxes                               1,052,906
    Accrued interest                                                   50,784
    Due to SkyWay Global                                              240,117
    Due to related party                                            1,746,501
    Note payable - related party                                      900,000
    Sales tax payable                                                 114,309
    Notes payable                                                   1,503,600
    Other loans payable                                               125,800
    Deferred rent                                                     226,355
    Current portion of capital lease obligation                        12,409
    Other accrued expenses payable in stock                            16,320
    Other current liabilities                                           4,755
           Total Current Liabilities                                8,814,407

LONG TERM CAPITAL LEASE:
     Capital lease obligation, less current portion                    30,136
         Total long-term capital lease                                 30,136

         Total Liabilities                                          8,844,543

STOCKHOLDERS' (DEFICIT):
Preferred stock, $.0001 par value, 10,000,000 shares
 authorized:
  Series A convertible preferred stock;
         770,000 shares issued and outstanding                             77
  Series B convertible preferred stock;
       1,000,000 shares issued and outstanding                            100
  Series C convertible preferred stock;
       97,000 shares issued and outstanding                                10
  Series D convertible preferred stock;
       85,000 shares issued and outstanding                                 9
Common stock, $.0001 par value, 2,500,000,000 shares
 authorized; 245,278,113 shares issued and outstanding                 24,527
Common stock subscribed                                            (5,880,000)
Warrant receivable                                                   (470,251)
Deferred stock compensation                                           (84,000)
Capital in excess of par value                                     43,477,941
(Deficit) accumulated during the development stage                (39,464,470)
       Total Stockholders' (Deficit)                               (2,396,057)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                   $   6,448,486
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
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
____________________________________________________________________________________________________________________________________

                                                                                                                      Cumulative from
                                                  For the         For the          For the nine       For the nine       Inception
                                                three months    three months       months ended       months ended    (April 24, 2002)
                                                ended January   ended January       January 31,         January 31,       Through
                                                  31, 2005        31, 2004             2005               2004        January 31, 2005

REVENUES
 Products                                       $           -    $          -     $     309,670      $          -     $     309,670
 Services                                              44,603          15,398           111,580            15,398           162,585
     Total Revenues                                    44,603          15,398           421,250            15,398           472,255
COST OF GOODS SOLD                                     (7,631)              -           216,319                 -           216,319
GROSS PROFIT                                           52,234          15,398           204,931            15,398           255,936

EXPENSES:
 Research and development                              66,003         229,410         1,951,005           758,457         3,918,624
 Selling                                               12,858         150,422         1,556,856           230,071         6,918,040
 General and administrative                         3,665,578       5,149,913        12,208,678        10,499,657        26,770,970
 Impairment of technology rights                            -               -                 -                 -         1,023,800
 Impairment of property and equipment                 137,496               -           137,496                 -           373,246
 Impairment of property and equipment in
   progress                                                 -               -           433,000                 -           433,000
     Total expenses                                 3,881,935       5,529,745        16,287,035        11,488,185        39,437,680

(LOSS) FROM OPERATIONS                             (3,829,701)     (5,514,347)      (16,082,104)      (11,472,787)      (39,181,744)

OTHER INCOME (EXPENSE):
 Rental Income - Related Party                              -               -                 -                 -            26,927
 Interest Expense                                    (140,812)         (2,220)         (282,353)           (9,559)         (309,653)
 Stock Discount Expense                                     -        (741,724)                -        (1,844,251)
     Total Other Income (Expense)                    (140,812)       (743,944)         (282,353)       (1,853,810)         (282,726)

(LOSS) BEFORE INCOME TAXES                         (3,970,513)     (6,258,291)      (16,364,457)      (13,326,597)      (39,464,470)

PROVISION FOR INCOME TAXES                                  -               -                 -                 -                 -

NET (LOSS)                                      $  (3,970,513)   $ (6,258,291)    $ (16,364,457)     $(13,326,597)    $ (39,464,470)
                                                ==============   =============    ==============     =============    ==============

NET (LOSS) PER SHARE - Basic and diluted        $        (.02)   $       (.07)    $        (.09)     $       (.19)
                                                ==============   =============    ==============     =============

Weighted average number of shares
   outstanding                                    225,501,200      92,677,100       172,991,300        71,477,900
                                                ==============   =============    ==============     =============

____________________________________________________________________________________________________________________________________

See notes to consolidated financial statements.

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
____________________________________________________________________________________________________________

                                                                                        Cumulative from
                                                        For the nine    For the nine       Inception
                                                        months ended    months ended    (April 24, 2002)
                                                         January 31,     January 31,         through
                                                            2005            2004        January 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                             $ (16,364,457)  $ (13,326,597)   $ (39,464,470)
Adjustments to reconcile net (loss) to net
   cash used in operating activities:
 Depreciation                                                227,045          93,472          352,547
 Impairment of technology rights                                   -               -        1,023,800
 Impairment of property and equipment                        137,496               -          373,246
 Impairment of property and equipment in progress            433,000               -          433,000
 Purchased research and development                        1,338,500               -        1,338,500
 (Loss) on sale of property and equipment                     64,956               -           88,558
 Provision for bad debts                                       5,764           1,928            6,264
 Non-cash services rendered for stock and warrants         7,305,807       8,094,834       20,220,440
 Non-cash other                                              124,439       1,107,138          420,742
 Changes in assets and liabilities:
  Accounts receivable                                        (50,811)         (7,711)         (60,290)
  Employee advances, net                                     (12,760)        (15,800)         (40,334)
  Prepaid expenses                                          (147,851)        (45,615)        (260,378)
  Other receivable                                            (4,511)              -          (16,417)
  Deposits and other                                         (23,997)              -         (419,857)
  Accounts payable                                         2,442,546         317,629        3,150,538
  Accrued payroll                                            933,528         133,733        1,052,906
  Accrued interest                                            36,505           3,005           50,784
  Sales tax payable                                           (2,517)              -          114,310
  Deferred rent                                               52,475         185,382          226,355
  Other accrued expenses                                       4,755               -          996,739
NET CASH USED IN OPERATING ACTIVITIES                     (3,500,088)     (3,458,602)     (10,413,017)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment for technology rights                                    -               -       (1,000,000)
  Payments for property and equipment in progress         (1,005,130)       (774,778)      (3,281,379)
  Proceeds from sale of property and equipment                68,706               -          104,706
  Payments for property and equipment                       (563,313)       (609,067)      (1,890,712)
NET CASH USED IN INVESTING ACTIVITIES                     (1,499,737)     (1,383,845)      (6,067,385)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations                       (4,262)              -           (4,262)
  Advances from related party converted to preferred
     stock                                                         -               -        1,564,015
  Advances from related parties, net                       1,741,423         338,187        2,005,370
  Receivable due from related party, net                      10,833         (10,833)               -
  Notes receivable                                          (315,904)              -         (315,904)
  Proceeds from notes payable, related party                 900,000               -          900,000
  Proceeds from other loans payable                          125,800               -          125,800
  Proceeds from issuance of common stock                     400,000       6,299,556       10,866,870
  Proceeds from exercise of stock warrants                   598,652               -        1,789,960
  Payments on notes payable                                  (25,000)       (250,000)        (275,000)
  Payments on due to SkyWay Global                            (8,964)              -           (8,964)
  Payments of stock offering costs                                 -               -          (46,303)
NET CASH PROVIDED BY FINANCING ACTIVITIES                  3,422,578       6,376,910       16,601,582

NET (DECREASE) INCREASE IN CASH                           (1,577,247)      1,534,463          121,180
CASH AT BEGINNING OF PERIOD                                1,698,427             741                -
CASH AT END OF PERIOD                                  $     121,180   $   1,535,204    $     121,180
                                                       ==============  ==============   ==============

                                                                                             Continued

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (UNAUDITED)

                                                                                        Cumulative from
                                                        For the nine    For the nine       Inception
                                                        months ended    months ended    (April 24, 2002)
                                                         January 31,     January 31,         through
                                                            2005            2004        January 31, 2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION - Interest paid                         $      60,148   $           -    $      73,169
                                                       ==============  ==============   ==============
____________________________________________________________________________________________________________

See notes to consolidated financial statements.

               SKYWAY COMMUNICATIONS HOLDING CORP. AND SUBSIDIARY
                           (Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005
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

On May 30, 2003, Parent and Sky Way Aircraft Inc. ("Subsidiary", incorporated on
April 24, 2002) entered into an Agreement and Plan of Merger. On June 19, 2003,
Parent and Subsidiary entered into an Amended and Restated Agreement and Plan of
Merger (which closed on June 21, 2003) whereby Parent agreed to acquire 100% of
Subsidiary in a stock for stock exchange. The agreement called for Parent to issue 1,000,000 shares of Series B convertible preferred stock to the former shareholders of Subsidiary for 100% of the outstanding shares of Subsidiary's common stock and for Parent to issue 1,000,000 shares of Series A convertible preferred stock to the holder of $1,564,015 in debt of the Subsidiary. Voting control of the Company passed to the former shareholders of Subsidiary. The
Company has accounted for the acquisition as a recapitalization of Subsidiary in a manner similar to a reverse purchase. Accordingly, the equity transactions have been restated to reflect the recapitalization of Subsidiary and the operations of Parent prior to the date of acquisition have been eliminated. At the date of acquisition the Parent had no assets and $161,295 in liabilities.
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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the
"SEC"). Accordingly, these consolidated financial statements do not include all of the disclosures required by accounting principles generally accepted in the
United States of America. In the opinion of management, all adjustments
(consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Consolidated operating results for the three and nine months ended January 31,
2005 are not necessarily indicative of the results that may be expected for the year ended April 30, 2005. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended April 30, 2004 contained in its Annual Report on Form 10-KSB.

Reclassification

Certain amounts in the consolidated financial statements for periods prior to
January 31, 2005 have been reclassified to conform to the headings and classifications used in the January 31, 2005 consolidated financial statements.

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

The Company's current primary source of operating revenue is from the sale to airlines of equipment (SkyWay Media Servers and spares) which is intended to distribute entertainment content consisting of on demand movies/video and audio, infomercials and sponsor supported advertising and commercials, and wireless connection services. Revenue is recorded at the completion of the services for wireless connection services, and at the time the equipment is shipped for sales of media servers to an airline customer. For contracts which exceed one month, revenue is recognized on a straight-line basis over the term of the contract as services are provided. Revenues applicable to future periods are classified as deferred revenues until earned.

Property and Equipment in Progress

Statement of Financial Accounting Standards 144, "Accounting for the Impairment
or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. As of January 31, 2005 the Company's management evaluated the long-lived assets and determined that approximately $570,500 of property and equipment was impaired and was written off.

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

Net Loss per Share

The Company has adopted SFAS No. 128 "Earnings per Share". Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed in a manner similar to the basic loss per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments. Diluted earnings per share contemplate a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share. Since the Company has incurred net losses for all periods, basic loss per share and diluted loss per share are the same.

NOTE 2 - DEVELOPMENT STAGE AND GOING CONCERN

The Company plans to provide security and other services to the airline industry through applications of its high-speed, broadband wireless communications technology. It has not yet generated any significant revenues from planned principal operations, and is considered a development stage company.

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

NOTE 3 - ACQUISITION OF ASSETS

On May 21, 2004 the Company purchased from WEMS selected intellectual assets and rights to service contracts with one airline for use in an in-flight entertainment system. The cost of this transaction was 1,150,000 shares of the
Company's common stock valued at $1,000,500 (based on the market price of shares at the date of acquisition), $100,000, and 550,000 warrants, at prices of $.59 -
$.79 per share. The warrants are exercisable within one (1) year of closing date, which can be extended for another year if a certain quantity of warrants are exercised. The total cost of the transaction was $1,438,500 and has been expensed in the first quarter of fiscal 2005 as "purchased research and development."

NOTE 4 - EQUITY

Common Stock

The Company has authorized 2,500,000,000 shares of common stock with a par value of $.0001.

On January 21, 2005, the Company amended the 2004 Stock Award Plan (the "Plan")
and filed an S-8 registration statement for the issuance of common stock to various individuals for services. The plan allows for an additional 35,000,000 million shares to be issued. Through January 2005, under this registration statement, the Company issued 3,711,944 shares of common stock with a fair market value of $377,903 for services. As of March 1, 2005, the Company has issued a total of 24,662,127 shares and has 10,337,873 shares remaining. The
Plan terminates on April 30, 2005.

On September 29, 2004, the Company filed an S-8 registration statement for the issuance of common stock to various individuals for services. The Plan allows for 15,000,000 million shares to be issued, and through January 2005, the
Company issued 14,904,958 shares of common stock with a fair market value of
$2,779,617 for services of $2,474,582 and accrued expenses of $305,035. Of this amount, $84,000 remains in prepaid expenses at January 31, 2005 and is classified as deferred stock compensation on the accompanying balance sheet. As of February 15, 2005, the Company has issued a total of 14, 904,958 shares and has 95,042 shares remaining.

In January 2005, the Company issued 100,000 shares of restricted common stock to
ECI Telecom, Inc. in connection with lease defaults. The shares do not represent a payment of rent nor a cure or waiver of any lease defaults.

In December 2005, the Company issued 23,000,000 shares of common stock due to the conversion of 230,000 shares of Series A Preferred stock.

In December 2004, the Company issued to an individual 352,941 shares of restricted common stock. These shares were issued pursuant to a settlement agreement relating to a subscription agreement associated with an affiliate in
November 2003. The fair market value of the shares issued on the date of issue was approximately $.20 per share, or $70,600, which was recorded as an amount due from the affiliate.

In November 2004, the Company issued and placed in escrow 28,000,000 shares of restricted common stock in connection with the duPont subscription agreement noted below.

In November 2004, we sold 125,000 shares of restricted stock for cash of $25,000 or $.20 per share, to a related party.

In November 2004, the Company issued 8,850,000 shares of common stock related to the conversion of 885,000 shares of Preferred "C" stock.

In the second quarter of fiscal year 2005, the Company issued 426,140 shares of common stock related to the exercise of warrants. The Company recorded
$234,377 as warrants receivable. In addition, the Company issued 2,000,000 shares of common stock due to the exercising of warrants issued for consulting services and expensed $2,125,000 related to these services.

In October 2004, the Company issued 14,300,000 shares of common stock related to the conversion of 1,430,000 shares of Preferred "C" stock.

During August 2004, the Company issued an additional 4,433,974 shares of common stock related to previous common stock purchases, whereby the number of shares were under issued as a result of recalculating the number of shares to be issued, due to an adjustment in the market price of the shares.

During August 2004, the Company issued 1,000,000 shares of common stock for
$200,000 in cash.

During August 2004, the Company cancelled 1,455,770 shares of common stock previously issued due to the funds received actually being a loan from a related party, rather than a sale of the Company's common stock.

In the first quarter of fiscal year 2005, the Company issued 693,722 shares of common stock for $381,547 related to the exercising of warrants. The Company received cash proceeds of $147,500 from the warrants and recorded $234,047 as warrants receivable. In addition the Company issued 650,000 shares of common stock for $175,000 in cash.

In May 2004, the Company issued 1,150,000 shares of common stock for the purchase of intellectual assets and rights to service contracts with one airline for use in an in-flight entertainment system. The shares of common stock were valued at $1,000,500. In addition, the Company issued 550,000 warrants, at prices of $.59 - $.79 per share valued at $338,000. The warrants are exercisable within one (1) year of closing date, which can be extended for another year if a certain quantity of warrants are exercised (see Note 3).

In June 2004, the Company issued 3,626,667 shares of common stock as payment of
$991,984 of accrued expenses.

In July 2004, the Company issued 4,000,000 shares of common stock due to a related party's conversion of 400,000 shares of Preferred "C" stock.

For the nine-month period ended January 31, 2005, the Company recorded amortization of deferred compensation related to stock issuances in the prior year aggregating $2,451,942.

Stock Issuances

From February 1, 2005 through March 1, 2005:

        o The Company issued 2,550,000 shares of common stock in connection with employees exercising stock options under the 2004 Non-Qualified Stock
          Award Plan (see below).
        o The Company issued 9,900,183 shares of common stock, under a previously registered Form S-8 filing, as payment of $1,121,394 of accrued expenses.

        o The Company issued 8,500,000 shares of common stock, under a previously registered Form S-8 filing, to a related party, as payment of $510,000 of consulting fees. This related party consultant also loaned to the Company $900,000 in August 2004, which amount is a current libility of the Company (see Note 6).

Stock Options

During the third quarter of fiscal year 2005, in connection with the Plan, the board of directors approved the issuance of 4.4 million stock options (to various employees) to purchase 4.4 million shares of common stock. These shares were deemed to be registered under previous S-8 filings. The options are exercisable at an exercise price equal to the 90% of the lowest bid price on the date of exercise and vest immediately. On February 14, 2005 the board of directors approved the issuance of an additional 1 million options under the
Plan. As of March 1, 2005, all 5.4 million shares had been exercised.

Subscription Agreement

During August 2004, the Company entered into a stock subscription agreement with
duPont Investment Fund #57289 ("duPont"), an affiliate, to purchase 31,818,180 shares of common stock at $.22 per share, or $7,000,000, over the period from
September 6, 2004 through October 18, 2004. During November 2004, the terms of this agreement were revised and are currently being finalized. Under the revised terms, the Company has issued and placed in escrow 28,000,000 shares of restricted stock to be exchanged for a DC9 aircraft, estimated to be valued at
$5,880,000, based on the fair market value of the shares on the date of issue.
Should the transaction be completed and the Company receive the aircraft, it will be recorded at the fair market value of the common shares issued adjusted for any reduction caused by the fair market value of the aircraft being less than the value of the common shares issued. Any difference between fair value of the shares issued and fair value of the plane will be charged to operations. At
January 31, 2005 the Company had not received any funds or assets under this agreement.

Consulting Agreement

During September 2004, the Company entered into a consulting agreement with
duPont. duPont is to be compensated with 5,000,000 shares of common stock that is to be registered in a future Registration Statement on Form S-8. The term of the agreement is two (2) years and may be terminated at any time by either party. As of January 31, 2005, no services had been provided under this agreement and no stock had been issued.

Estimated Fully Diluted Equity Information

As of January 31, 2005, the company has the following number of potentially convertible shares of common stock related to convertible preferred stock, warrants, and stock options:

For conversion of series A preferred stock                        77,000,000
For conversion of series B preferred stock                       200,000,000
For conversion of series C preferred stock                           970,000
For conversion of series D preferred stock                         8,500,000
Outstanding Warrants                                              18,441,766
Outstanding Options                                                  628,333
Stock to be issued under S-8 filing dated 9-28-04                     95,042
Stock to be issued under S-8 filing dated 1-21-05                 21,387,873
    Common shares issuable upon conversions and exercises        327,023,014

Shares outstanding as of January 31, 2005                        245,278,113

  Estimated common shares after conversions and exercises        572,301,127
                                                                =============

NOTE 5- OTHER COMMITMENTS AND CONTINGENCIES

During the period covered by these financial statements, the Company issued shares of common stock without registration under the Securities Act of 1933.

Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor"
exemptions from registration, it could be liable for rescission of the sales if such exemptions were found not to apply. This could have a material negative impact on the Company's financial position and results of operations. In addition, the Company issued shares of common stock pursuant to Form S-8 registration statements. The Company believes that it complied with the requirements of Form S-8 in regard to these issuances. However, if it were determined that there were violations of the provisions of Form S-8, the Company could be subject to enforcement proceedings by the SEC or other regulatory bodies.

During the periods covered by these financial statements certain officers and directors sold shares of common stock and did not file on a timely basis all of the required reports with the Securities and Exchange Commission.

Capital Lease Agreement

During September 2004, the Company entered into a capital lease agreement for equipment used in its operations. The lease contains a bargain purchase option to acquire the equipment at the end of the lease term for $1. Future minimum lease payments under this agreement are as follows:

  April 30
    2005                                                   $     5,142
    2006                                                        20,566
    2007                                                        20,566
    2008                                                        11,006
    Total minimum lease payments                                57,280
    Less amount representing interest                          (14,735)
    Present value of future minimum lease payments              42,545
    Less current maturities                                    (12,409)
    Capital lease obligations, net of current maturities   $    30,136
                                                           ============

Depreciation expense under this capital lease was $2,187 and $3,645 for the three and nine months ended January 31, 2005, repsectively.

Operating Lease Agreements

During the third quarter of fiscal 2005, the Company entered into twenty-three additional lease agreements for tower sites utilized in its network. We currently have approximately 75 leases. The lease terms for these agreements range from two-years to ten-years, have renewal terms ranging from month to month to nine three-year terms, and require monthly payments of $175 to $1,200.
Additional future minimum rental payments under these agreements aggregate approximately $709,000.

Consulting Commitment

During October 2004, the Company entered into an agreement with a non related party to provide investor relations consulting services commencing in November
2004. Monthly fees for these services approximate $22,500. The term of this agreement is one (1) year and during the first six (6) months, the compensation is to be paid in free trading common stock, valued at the average closing price for the preceding five (5) days, discounted 10%. After the first six (6) months of this agreement, the compensation package will be reformulated based on the
Company's cash position. These shares were to be issued monthly commencing in
November 2004. The agreement was cancelled in January 2005.

Notes Payable

In January 2004, the Company signed a loan agreement for $1,500,000 for the procurement of a DC-9 aircraft to use for research, development, and marketing purposes. The loan was funded with a $1,500,000 six (6) month promissory note from the United Bank and Trust Company, with interest based upon the Bank Prime
Rate plus 0.5%. The note was extended, and is now due on June 16, 2005. The loan is guaranteed by the President of the Company, two other shareholders of the
Company, and a company controlled by one of the shareholders. In connection with the guarantee of the loan by one of the shareholders, a company related to this guarantor-shareholder is listed as the co-owner of the asset. This co-ownership is only effective for the period of the guarantee. The Company will maintain voting control of all matters related to the aircraft.

Other Loans Payable

During the third quarter of fiscal 2005, the Company received $13,600 from an individual as a short-term loan. The loan was provided without interest is due on demand.

Litigation Matters

A claim for monies owed in the amount of $126,501 for telecommunications usage services, $44,524 for termination charges, plus interest, costs and attorneys fees was filed against SkyWay Aircraft by XO Communications Inc. in the United
States District Court for the Eastern District of Virginia in 2004. The lawsuit relates to a communications agreement with XO to provide the Company telecommunications services including critical rights to specific locations for use in its network build out. Due to XO's inability to provide the building rights for the specified locations and other breaches, the Company terminated its agreement. XO subsequently filed suit against SkyWay Aircraft. Management believes the suit is without merit and intends to defend the action. The lawsuit is in the discovery stage.

On December 14, 2004, a lawsuit was filed against Skyway, James Kent, CEO and
CFO, and Brent Kovar, President, in U.S. Federal District Court, Eastern
District of Arkansas, by Nazar Talib, individually and on behalf of certain
Company shareholders. Mr. Talib is a stockbroker that was involved in the solicitation of certain foreign investors of the Company. The complaint alleges that the Company (i) engaged in the sale of unregistered securities; (ii) made certain misrepresentations regarding the investment in the Company's securities;
(iii) breached the provisions of the Arkansas Securities Act; and (iv) breached its contractual obligations to the plaintiffs. In addition, the complaint alleges that Messrs. Kovar and Kent breached their fiduciary duties to the
Company. The plaintiffs have alleged that they are entitled to rescission of their investment as an equitable remedy and have further sought damages from the
Company and Messrs. Kovar and Kent. The Company vigorously denies the allegations in the complaint and believes that the allegations have no merit.
The Company intends to undertake a vigorous defense against the lawsuit.

Escrow and Lease Agreements

On December 16, 2004, the Company agreed to a second lease addendum for its building. Included in the addendum is the Company's acknowledgement it had breached the lease for failing to pay certain rent amounts due, totaling
$223,712. In connection with this agreement, the Company issued 100,000 shares of restricted common stock to ECI Telecom, Inc. ("ECI"). These shares do not represent a payment of rent nor a cure or waiver of any lease defaults. The
Company also agreed to pay ECI $223,712 by December 31, 2004. If the amount is not paid, it is stated that the lease will terminate, the Company shall quit the property by January 31, 2005, and waive all claims against ECI for the return of the security deposit, prepaid rents, option fees and/or escrows. The amount of prepaid items included in the accompanying balance sheet total $207,500. In addition, if the lease is terminated, the landlord shall retain its statutory landlord lien against any and all furniture, fixtures, machinery, equipment, inventory and supplies located within the property, the possession of which shall be relinquished to the landlord along with possession of the property. As of February 15, 2005, the amount had not been paid, and the Company is still occupying the building. If the Company is evicted and loses its deposits and prepaid amounts, and the landlord retains all furniture, fixtures, machinery, equipment, inventory and supplies located within the property, the Company estimates it will sustain a loss of approximately $1,484,500.

In connection with the $223,712 in rent amounts due, an affiliated entity of the
Company SkyWay Global, LLC ("Global"), provided to ECI 2,000,000 shares of the
Company's common stock from its holdings. The shares were provided as collateral on the amounts due, whereby if ECI sells the stock, the Company agrees to make up any price difference between the fair market value at the date of the sale of the stock and the past due rent amounts. Thus, the $223,712 owed to ECI continues to be included as part of accounts payable in the accompanying consolidated balance sheet as of January 31, 2005.

The Company notified the lessor of the building of its intent to purchase the building and deposited $40,000 under the terms of the revised lease agreement, dated August 9, 2004. The revised terms increased the price of the building to
$5.1 million, and extended the option to purchase until February 28, 2005. The
Company continues to actively pursue financing to acquire the building, and is in the process of establishing a closing date.

Airplane Commitment

In May 2004, the Company deposited $100,000 for the purchase of a 747 aircraft.
The Company no longer intends to purchase the aircraft, and is currently negotiating a refund of the deposit.

Manufacturing Agreement

In January 2005, the Company entered into an agreement with IBISES
International, Inc. ("IBISES") whereby the Company will provide manufacturing services for in-cabin entertainment systems on certain Lion Air MD-80 aircraft.
The Company agreed to provide manufacturing services for five (5) ship sets, beginning March 1, 2005, and will be paid $1,000,000 as compensation.
Compensation for any future orders has not yet been determined. The term of the agreement is five (5) years with automatic one year renewals, and is cancelable at any time upon mutual written agreement, or upon various other conditions being met.

Also in January 2005, an affiliated entity of the Company, Global, entered into a licensing agreement with IBISES whereby Global will pay IBISES $2,000,000 which will be paid through the issuance of shares of the Company that Global owns.

NOTE 6 - OTHER RELATED PARTY TRANSACTIONS

Advances from Related Party

During the first nine months of fiscal 2005, the Company borrowed funds amounting to $1,637,521 from its President to meet its short-term cash needs.
These amounts were advanced without interest, and are due on demand. Interest at an annual rate of 12% is being accreted to additional paid in capital as contractually no interest will be paid. As of January 31, 2005 the Company owed its President $1,488,796.

During the first nine months of fiscal 2005, the Company borrowed funds from other Officers aggregating $215,666. These amounts were advanced without interest, and are due on demand. As of January 31, 2005 the Company owed these
Officers $208,539.

Note Receivable

In May 2004, the Company issued a note in the amount of $325,000 to Bruce Baker, a related party. The note bears 6% annual interest and was due on December 31,
2004. On January 3, 2005, the terms were revised to extend the due date to June
30, 2005.

Notes Payable/Consulting Fees

During August 2004, the Company received a $900,000 loan from a related party.
The note is due August 1, 2006 and bears interest at an annual rate of 12%. In
February, the Company issued 8,500,000 shares of common stock, under a previously registered Form S-8 filing, to this person to pay $510,000 of consulting fees, which will be earned and expensed, over the next twelve months.

NOTE 7 - OTHER SUBSEQUENT EVENTS

On February 15, 2005, the Company began a best-efforts (minimum/maximum) capital formation activity through the private placement of units (minimum placement of
5 units, and a maximum placement of up to 100 units), with each unit consisting of (i) one unsecured $10,000 Senior Convertible Promissory Note (the "Note" or
"Notes"), and (ii) one warrant to purchase common stock of the Company according to a formula for exercise. As such, the minimum offering of the units, if successful, would yield net proceeds to the Company of $43,500 (net of placement fees and expenses of $6,500), and a maximum of $870,000 (net of placement fees and expenses of $130,000).

Under the terms of the private placement subscription agreement, the minimum unit participation is one unit, which may be adjusted at the discretion of the
Company. The Notes issued for the units state a maturity date of January 31,
2007, and carry an interest rate of 10 percent per annum, payable on the last business day of each month. The Notes are convertible into common stock of the
Company under a value formula that may not provide more than 200,000 shares of common stock per unit converted. The number of warrants exercisable by each purchaser of units is determined under a value formula based on the number of units held by each purchaser, and the market value of the Company's common stock.

The offering under the private placement activity will terminate on May 1, 2005, unless extended by the Company to a date not later than June 1, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of
Section 27A of the Securities Act, as amended; Section 21E of the Securities
Exchange Act of 1934; and the Private Securities Litigation Reform Act of 1995.
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

Overview

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto, as of and for the period ended January
31, 2005 included with this Form 10-QSB.

Operating results for the three and nine months ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ending
April 30, 2005. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended April 30, 2004 contained in the
Company's Form 10-KSB.

Information prior to June 21, 2003 (the date of the reverse acquisition) related to our predecessor entity, i-Teleco.com, has been omitted. On April 17, 2003, the Company filed a Certificate of Amendment changing the name of the Company to
SkyWay Communications Holding Corp. ("Skyway Holding"). On June 20, 2003, SWYC
Acquisition Corporation, a Florida corporation and a wholly owned subsidiary, merged, pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of June 19, 2003, with and into Sky Way Aircraft, Inc., a Nevada corporation.

From a legal perspective, the Company was the surviving entity and thus continues its public reporting obligations. However, from an accounting perspective, Sky Way Aircraft is treated as though it acquired the Company.
Therefore, all financial information presented in this 10-QSB includes Sky Way

Aircraft's standalone results for the period from April 24, 2002 (date of incorporation) through June 21, 2003 and the consolidated companies' results from June 2003 through January 31, 2005.

The Company plans to provide security and other services to the airline industry through applications of its high-speed, broadband wireless communications technology. It has not yet generated any significant revenues from planned principal operations, and is considered a development stage company as defined in Statement of Financial Accounting Standards No.7.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2005 VS. THE THREE
MONTHS ENDED JANUARY 31, 2004

During the three months ended January 31, 2005 and January 31, 2004 we generated revenues of approximately $44,600 ($5,000 was due to sales and testing of equipment and $24,800 was due to wireless and DSL services) and $15,400, respectively. During February 2005, we continued to generate revenues which were approximately $23,200.

During the three months ended January 31, 2005 we incurred selling, general and administrative expenses approximating $3,678,400. These expenses consisted of advertising including marketing and sales, trade shows, consulting fees, payroll, rent, travel, accounting and legal fees that allowed us to continue developing our infrastructure and industry contacts necessary for our services.
During the three months ended January 31, 2004, selling, general and administrative expenses approximated $5,300,300. The decrease of approximately
$1,621,900 or 31% was the result of reduced staffing levels through attrition as the lack of adequate cash resources prevented us from meeting our payroll obligations.

During the three months ended January 31, 2005 and 2004, we determined that approximately $137,500 and $0, respectively, of our property and equipment in progress was impaired.

Our research and development costs related to the development of our data center, ground networks and airborne DC9 testing platform approximated $66,000 during the three months ended January 31, 2005. During the three months ended
January 31, 2004 we incurred approximately $229,400 in research and development costs.

As a result of the above, our net loss for the three months ended January 31,
2005 was approximately $3,970,500. This represented a decrease of approximately
$2,287,800 or 37% from our loss for the three months ended January 31, 2004 of approximately $6,258,300.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2005 VS. THE NINE
MONTHS ENDED JANUARY 31, 2004

During the nine months ended January 31, 2005 and January 31, 2004 we generated revenues of approximately $421,300 ($314,700 was due to sales of equipment and
$89,900 was due to wireless and DSL services) and $15,400, respectively.

During the nine months ended January 31, 2005 we incurred selling, general and administrative expenses approximating $13,765,500. These expenses consisted of advertising including marketing and sales, trade shows, consulting fees, payroll, rent, travel, accounting and legal fees that allowed us to continue developing our infrastructure and industry contacts necessary for our services.
During the nine months ended January 31, 2004, selling, general and administrative expenses approximated $10,729,700. The increase of approximately
$3,035,800 or 28% was the result of significant funding that we raised through the issuance of common stock that allowed us to dedicate resources to our development plans.

During the nine months ended January 31, 2005 and 2004, we determined that approximately $570,500 and $0, respectively, of our property and equipment in progress was impaired.

Our research and development costs related to the development of our data center, ground networks and airborne DC9 testing platform approximated
$1,951,000 during the nine months ended January 31, 2005. During the nine months ended January 31, 2004 we incurred approximately $758,500 in research and development costs. The increase of approximately $1,192,500 or 157% was the result of significant funding that we raised through the issuance of common stock that allowed us to dedicate resources to our development plans.

As a result of the above our net loss for the nine months ended January 31, 2005 was approximately $16,364,500, an increase of approximately $3,037,900 or 23%
from our loss for the nine months ended January 31, 2004 of approximately
$13,326,600.

LIQUIDITY AND CAPITAL RESOURCES

From our inception on April 24, 2002 through January 31, 2005, we incurred operating losses of approximately $39,464,500. This loss principally consisted of the following non-cash operating expenses: approximately $20,641,000 was from stock based compensation expense and other non-cash expenses, $1,339,000 was from purchased research and development and $1,830,000 was due to the impairment of technology rights, and property and equipment and property and equipment in progress. At January 31, 2005 we had a net working capital deficit of approximately $7,997,100. We are currently not able to meet our payroll needs or pay our current liabilities in a timely manner. Net cash used in operating activities for the period from April 24, 2002 through January 31, 2005 was approximately $10,413,000. Net cash used from investing activities from our inception on April 24, 2002 through January 31, 2005 was approximately
$6,067,400 and principally consisted of the following: approximately $5,172,000 was for the purchase of property and equipment, and property and equipment in progress, and $1,000,000 was for the purchase of technology rights. We funded these needs primarily through the sale of common stock, notes and advances from related parties (approximately $1,564,000 of which was converted to common stock), and proceeds from the exercise of stock options, which have provided us approximately $16,601,600.

As a result of the above, as of January 31, 2005, we had a cash position of approximately $121,200.

After paying other operating items, funding additional equipment purchases, and receiving funding as discussed above from February 1, 2005 through March 1,
2005, we currently have $62,663 cash on hand.

During August 2004 we entered into a stock subscription agreement with duPont
Investment Fund #57289 ("duPont"), an affiliate, to purchase 31,818,180 shares of common stock at $.22 per share, or $7,000,000, over the period from September
6, 2004 through October 18, 2004. At January 31, 2005, we have not received any funds under this agreement. During November 2004, the terms of this agreement were revised and are currently being finalized. Under the revised terms the
Company has issued and placed in escrow 28,000,000 shares of restricted stock to be exchanged for a DC9 aircraft, estimated to be valued at $5,880,000 based on the fair market value of the shares on the date of issue.

We do not have the cash available at this time to satisfy our cash requirements over the next month based upon our current rate of expenses. We will need to secure a minimum of $25,000,000 to satisfy projected requirements for the next
12 months of operations, which includes a minimum of $5,000,000 to finance our planned expansion (6-9 months) efforts. Funds will be used for product development, capital procurement and personnel. In order to become profitable, we may still need to secure additional debt or equity funding. We have no source of funding identified. Our failure to secure additional funds could impair or delay our ability to implement our business plan.

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

In January 2004, we signed a loan agreement for $1,500,000 for the procurement of a DC-9 aircraft to use to for research, development, and marketing. This was funded with a $1,500,000 six (6) month promissory note from the United Bank and
Trust Company, with interest based upon the Bank Prime Rate plus 0.5%. The note has been extended and is now due June 16, 2005. The loan is guaranteed by the
President of the Company, two other shareholders of the Company, and a company controlled by one of the shareholders. In connection with the guarantee of the loan by one of our shareholders, a company related to this guarantor-shareholder is listed as the co-owner of the asset. This co-ownership is only effective for the period of the guarantee. We have voting control of all matters related to the aircraft. Through January 31, 2005, we have incurred approximately
$1,909,000 for the installation and testing of equipment on the plane, and the upgrade of the cabin facilities for demonstration and marketing purposes. We estimate we will spend an additional $750,000 to finalize our aircraft testing and to complete the desired equipment and systems upgrades and enhancements.

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

Prior to this Quarterly Report on Form 10QSB, the Company amended its 8-K filings to include all material documentation it has, and where necessary, to amend certain statements included in the original 8-K filings. Although the
Company believes it has undertaken corrective actions with respect to the filing of appropriate 8-K reports and exhibits, the Commission could review these filings and undertake enforcement proceedings against the Company if it concluded that such action was warranted. See Item 3 for a discussion of
Controls and Procedures.

During the periods covered by these financial statements certain officers and directors sold shares of common stock, and did not file all of the required reports with the Securities and Exchange Commission. See Item 3 for a discussion of Controls and Procedures.

Future Plans

We plan to accomplish the following in the future. We need additional funds to finance our business development in the next 12 months, as set forth below, but we are not committed to make any of these expenditures. As previously indicated, we do not have sufficient cash resources to complete this work. We hope to be able to raise additional cash resources from an offering of our stock or other investment options available to us in the future. However, this stock offering may not occur, or if it occurs, may not raise the desired funding. If we fail to secure adequate funds to accomplish the objectives outlined below, we will be able to conduct only limited operations. However, we believe that if we secure the required funding on a timely basis, we can accomplish these objectives within the projected time frames.

-------------------------------------- -------------------------------- ------------------------------ ------------------
     EVENT OR MILESTONE                 TIME FRAME FOR IMPLEMENTATION     METHOD OF ACHIEVEMENT          ESTIMATED COST
                                                                                                            [Low/High]
-------------------------------------- -------------------------------- ------------------------------ ------------------
Complete leasing activating and
Engineering upgrades of tower          April 1, 2005 - Oct 31, 2005     Contact owners and complete  $1,200,000-$1,500,000
network                                                                 negotiations; conduct site
                                                                        survey, equipment install
-------------------------------------- -------------------------------- ------------------------------ ------------------
Identify, test and upgrade equipment   April 1, 2005 - Oct 31, 2005     Identify airlines, execute      $700,000-$950,000
in aircraft                                                             agreement, install, service,
                                                                        FAA approval
-------------------------------------- -------------------------------- ------------------------------ ------------------
Build out and equip operations        April 1, 2005 - Oct 31, 2005      Construct and test all      $1,000,000-$1,500,000
center                                                                  operations
-------------------------------------- -------------------------------- ------------------------------ ------------------
Continue research and testing of      April 1, 2005 - Oct 31, 2005      Continue research and testing   $500,000-$750,000
aircraft network

                                       22

-------------------------------------- -------------------------------- ------------------------------ ------------------
Hire additional employees to operate   April 1, 2005 - Aug 31, 2005     Interview and hire            $900,000-$1,200,000
network
-------------------------------------- -------------------------------- ------------------------------ ------------------
Identify, test and upgrade equipment   April 1, 2004 - Aug 31, 2005     Identify equipment, execute     $700,000-$850,000
for repair facility                                                     agreements, secure contracts
                                                                        for services
-------------------------------------- -------------------------------- ------------------------------ ------------------
Total Estimated Cost [Low / High]                                                                     $5,000,000 - $6,750,000

We have no sources of financing identified except those identified above and in the notes to our consolidated financial statements. Even if we identify sources for such financing:

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
Furthermore, in the event that the level of funding is less that we have anticipated, this may also result in a delay in our ability to generate revenues or may result in a reduced amount of revenues generated.

In May 2004, we entered into a sales and marketing agreement with The Titan
Corporation. We have been notified that on December 31, 2004, Titan cancelled the agreement under its current terms. As of December 31, 2004, neither party has provided any services under the contract.

In January 2005, the Company entered into an agreement with IBISES
International, Inc. ("IBISES") whereby the Company will provide manufacturing services for in-cabin entertainment systems on certain Lion Air MD-80 aircraft.
The Company agreed to provide manufacturing services for five (5) ship sets, beginning March 1, 2005, and will be paid $1,000,000 as compensation.
Compensation for any future orders has not yet been determined. The term of the agreement is five (5) years with automatic one year renewals, and is cancelable at any time upon mutual written agreement, or upon various other conditions being met.

Also, in January 2005 an affiliated entity of the Company, Global, entered into a licensing agreement with IBISES whereby Global will pay IBISES $2,000,000 which will be paid through the issuance of shares of the Company that Global owns.

Item 3. Controls and Procedures

We maintain and are currently undertaking actions to improve disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.
As of the end of the period covered by this report, the Corporation's Chief
Executive Officer and Chief Financial Officer ("CEO/CFO" evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, our CEO/CFO has discovered a potential material weakness in our disclosure controls as they relate to press releases and 8K filings (see below).
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

The following is a summary of the weaknesses and deficiencies that have been identified:

o Material weakness related to inadequate or ineffective policies for disclosing and documenting transactions. We identified a material weakness in our controls relating to certain non-accounting disclosure and documentation. We discovered instances where certain corporate documents were not filed on Form 8-K or otherwise properly processed. There were instances where press releases and 8-K disclosures were lacking in full disclosure and certain documentation following the reported financing arrangements was not completed and/or filed in connection with the respective filings. Furthermore, although Management believes that it made certain forward looking statements in good faith at the time of the disclosure, those statements may not have been strong enough to effectively communicate the risks if such financing arrangements were not completed.

Related to this weakness, there was an instance where selective disclosure was made in connection with a valuation report paid for by one of our investors. We are filing those portions of the valuation report that were selectively disclosed in an amended 8-K/A filed on December 17, 2004 amending the original
8-K filed on December 1, 2004.

Other amended 8-K filings as a result of this weakness:

        o Form 8-K originally filed November 15, 2004 - This reported a press release titled " The duPont Investment Fund 57289, Inc. Satifies $7 Million Funding
          Agreement with SkyWay Communications Holding Corp." We amended our Form 8-K filing to state that, although the shares and asset involved in this agreement are in escrow, the final agreements have not been completed and signed, and that upon completion we will file the agreements in an amended
          8-K. This amended Form 8-K was filed on December 17, 2004.

        o Form 8-K originally filed November 17, 2004 - This reported a press release titled "Lantax Prepared To Fund SkyWay Communications Holding Corp. With
          $24 Million." We amended the Form 8-K to state that, although we believed those statements to be true at the time: 1) There is no assurance that we will agree to or meet any of the milestones that will be required to recive the funding and 2) There are no obligations for Lantx to fund the loan amounts. Although we are close to finalizing the milestones required to receive funding, funding cannot be expected until sometime in 2005 and there are no assurance the the conditions or the funding itself will take place. This amended Form 8-K was filed on December 17, 2004.

        o Form 8-K originally filed August 23, 2004 -This reported a press release titled " Skyway Communication Holding Corp. Receives Funding of $900,000."
          This press release stated that an unrelated individual made the loan to the
          Company. Subsequent to this release we determined and were advised that the person was related to the Company. We filed an 8-K/A on December 17, 2004 to properly report that the person identified is a related person.

        o During the quarter there was an instance where we may have failed to disclose information related to a transaction between Skyway Global, LLC and one of our new vendors with whom we recently entered into a contract with to provide services and hardware. At the time, we did not believe

          Skyway Global was an affiliate because its manager, who is also one of our directors, had resigned. We have learned that this action did not get recorded with the state of Nevada, and upon further review we now believe that the ownership of common and preferred shares by Skyway Global makes them a related party at the minimum, and therefore we have undertaken to consult with counsel regarding this matter. Should we determine additional disclosure is required, we will do so immediately.

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

        o Defienciencies related to non-accounting control matters involving sales of securities by directors and affiliates of the Company. Subsequent to the most recent quarter end but before the filing of this 10QSB, certain directors, who are also officers, sold a portion of their holdings in the
          Company and failed to timely file the appropriate reports under Sections
          16(a) and 23(a) of the Securities Exchange Act of 1934. Failure to receive information of these sales may affect the Company's ability to make the required disclosures concerning delinquent filers. The Company has implemented a formal trading policy and discussed additional procedures to assist in assuring that known individuals required to file reports do so in the appropriate time period.

        o Potential deficiencies related to the internal control environment. We have determined that for the quarterly periods ended July 31, 2004 and October
          31, 2004, that a subsequent review of these internal controls may find that we incurred deficiencies due to inadequate staffing in our accounting department, and the lack of a full-time chief financial officer. We plan to hire a full time chief financial officer and add accounting personnel when funds become available. Inadequate staffing remains an ongoing issue that we will need to address.

As a result of the findings above, we initiated the following actions which have not yet been fully implemented:

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

        o Our management is committed to a sound internal control environment. We have committed considerable resources to the aforementioned reviews and remedies. We believe that we are making progress addressing the issues identified above, and we believe that we are in the process of further improving our infrastructure, personnel, processes and controls to help ensure that we are able to produce accurate disclosures and financial statements on a timely basis.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

A claim for monies owed in the amount of $126,501.15 for telecommunications usage services, $44,523.58 for termination charges, plus interest, costs and attorneys fees was filed against our subsidiary by XO Communications Inc. ("XO")
in the United States District Court for the Eastern District of Virginia in
2004. The lawsuit relates to a communications agreement with XO to provide us telecommunications services including critical rights to specific locations for use in our network build out. Due to XO's inability to provide the building rights for the specified locations and other breaches, we terminated our agreement. XO subsequently filed suit against our subsidiary. Management believes the suit is without merit and intends to defend the action. The lawsuit is in the discovery stage.

On December 14, 2004 a lawsuit was filed against Skyway, James Kent, CEO and
CFO, and Brent Kovar, President, in U.S. Federal District Court, Eastern
District of Arkansas, by Nazar Talib, individually and on behalf of certain
Company shareholders. Mr. Talib is a stockbroker that was involved in the solicitation of certain foreign investors of the Company. The complaint alleges that the Company (i) engaged in the sale of unregistered securities; (ii) made certain misrepresentations regarding the investment in the Company's securities;
(iii) breached the provisions of the Arkansas Securities Act; and (iv) breached its contractual obligations to the plaintiffs. In addition, the complaint alleges that Messrs. Kovar and Kent breached their fiduciary duties to the
Company. The plaintiffs have alleged that they are entitled to rescission of their investment as an equitable remedy and have further sought damages from the
Company and Messrs. Kovar and Kent. The Company vigorously denies the allegations in the complaint and believes that the allegations have no merit.
The Company intends to undertake a vigorous defense against the lawsuit.

Item 2. Changes in Securities

On January 21, 2005, the Company amended the 2004 Stock Award Plan (the "Plan")
and filed an S-8 registration statement for the issuance of common stock to various individuals for services. The plan allows for an additional 35,000,000 million shares to be issued. Through January 2005, under this registration statement, the Company issued 3,711,944 shares of common stock with a fair market value of $377,903 for services. As of March 1, 2005, the Company had issued a total of 24,662,127 shares, and has 10,337,873 shares remaining to be issued. The Plan terminates on April 30, 2005.

On September 29, 2004, the Company filed an S-8 registration statement for the issuance of common stock to various individuals for services. The Plan allows for 15,000,000 million shares to be issued, and through January 2005, the
Company issued 14,904,958 shares of common stock with a fair market value of
$2,779,617 for services of $2,474,582 and accrued expenses of $305,035. Of this amount, $84,000 remains in prepaid expenses at January 31, 2005 and is classified as deferred stock compensation on the accompanying consolidated balance sheet. As of February 15, 2005, the Company had issued a total of 14,
904,958 shares and has 95,042 shares remaining.

In January 2005, the Company issued 100,000 shares of restricted common stock to
ECI Telecom, Inc. in connection with lease defaults. The shares do not represent a payment of rent nor a cure or waiver of any lease defaults.

In December 2004, the Company issued 23,000,000 shares of common stock due to the conversion of 230,000 shares of Series A Preferred stock.

In December 2004, the Company issued to an individual 352,941 shares of restricted common stock. These shares were issued pursuant to a settlement agreement relating to a subscription agreement associated with an affiliate in
November 2003. The fair market value of the shares issued on the date of issue was approximately $.20 per share, or $70,600, which was recorded as an amount due from the affiliate.

In November 2004, the Company issued and placed in escrow 28,000,000 shares of restricted common stock in connection with the duPont subscription agreement.

In November 2004, we sold 125,000 shares of restricted stock for cash of $25,000 or $.20 per share, to a related party.

In November 2004, the Company issued 8,850,000 shares of common stock due to the conversion of 885,000 shares of Series C Preferred stock.

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

     31.1 Rule  13a-14(a)/15d-14(a)  Certification  of Chief Financial  Officer,
          James Kent

     32.1 Section 1350 Certification, James Kent

(b) Reports on Form 8-K.

     Form 8K filed November 2, 2004 reporting on Item 9.01
     Form 8K filed November 10, 2004 reporting on Item 9.01
     Form 8K filed November 15, 2004 reporting on Item 9.01
     Form 8K filed November 17, 2004 reporting on Item 9.01
     Form 8K filed December 1, 2004 reporting on Item 9.01
     Form 8K filed December 6, 2004 reporting on Items 5.02 and 9.01
     Form 8K filed December 9, 2004 reporting on Item 9.01
     Form 8K/A filed December 20, 2004 reporting on Item 8.01
     Form 8K/A filed December 20, 2004 reporting on Items 8.01 and 9.01
     Form 8K/A filed December 20, 2004 reporting on Items 8.01 and 9.01
     Form 8K/A filed December 20, 2004 reporting on Items 8.01 and 9.01
     Form 8K filed December 23, 2004 reporting on Item 8.01
     Form 8K filed January 13, 2005 reporting on Item 9.01
     Form 8K filed January 27, 2005 reporting on Item 9.01

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SKYWAY COMMUNICATIONS HOLDING CORP.

Date:   March 22, 2005               /s/ James Kent
                                     JAMES KENT
                                     Chief Executive and
                                     Chief Financial Officer
                                     (Principle Financial and Accounting
                                      Officer)

